Form 10-K
period 2009-12-31
Ancestry.com Inc.
filed 2010-02-26
CIK 1469433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34518

Ancestry.com Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1235962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

360 West 4800 NorthProvo, Utah	84604
(Address of Principal Executive Offices)	(Zip Code)

(801) 705-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

As of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the NASDAQ Global Select Market on November 5, 2009.

As of February 18, 2010, there were 42,462,793 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

Ancestry.com, Inc.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”), including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the documents incorporated by reference in this Annual Report contain forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report include statements about:

•	our future financial performance, including our revenues, cost of revenues, operating expenses and ability to sustain profitability;

•	our rate of revenue growth;

•	our ability to attract and retain subscribers;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	the success of our promotional programs and new products;

•	disruptions in our services;

•	our international expansion plans;

•	success with respect to any future acquisitions;

•	our ability to retain and hire necessary employees;

•	our ability to adequately protect our intellectual property;

•	the impact of claims or litigation;

•	our liquidity and working capital requirements;

•	the impact of external market forces; and

•	the effect of laws applying to our business, including privacy laws.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, which statements speak only as of the date of this Annual Report. These important factors include those that we discuss in this Annual Report under the caption “Risk Factors” and elsewhere. You should read these factors and the other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All subsequent written or spoken forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Terminology

In this Annual Report, we use the terms subscriber, registered user, Ancestry.com Web sites, record and database.

A subscriber is an individual who pays for renewable access to one of our Ancestry.com Web sites, and a registered user is a person who has registered on one of our Ancestry.com Web sites, and includes subscribers. Our operations consist primarily of our flagship Web site Ancestry.com, which is a part of a global family of Web sites that includes Ancestry.co.uk, Ancestry.com.au, Ancestry.ca, Ancestry.de, Ancestry.fr, Ancestry.it and Ancestry.se. We refer to these Web sites collectively as the Ancestry.com Web sites.

We use the term “record” in different ways depending on the content source. When referring to a number of records in certain of our company-acquired content collections, such as a census record, we mean information about each specific person. For example, a draft card will typically be counted as one record, as will each line in a census, because each contains information about a specific individual. When referring to unstructured data, such as a newspaper, we define each page in those data sources as a record. When referring to a number of databases, we mean groups of records we have distinguished as unique sets based on one or more common characteristics shared by the records in each set, such as a common time period, place or subject matter.

Item 1.	Business

Mission

Ancestry.com’s mission is to help everyone discover, preserve and share their family history.

Overview

Ancestry.com is the world’s largest online family history resource, with more than one million paying subscribers around the world as of December 31, 2009. We have been a leader in the family history market for over 20 years and have helped pioneer the market for online family history research. We believe that most people have a fundamental desire to understand who they are and from where they came, and that anyone interested in discovering, preserving and sharing their family history is a potential user of Ancestry.com. We strive to make our service valuable to individuals ranging from the most committed family historians to those taking their first steps towards satisfying their curiosity about their family stories.

The foundation of our service is an extensive and unique collection of billions of historical records that we have digitized, indexed and put online over the past 13 years. We have developed efficient and proprietary systems for digitizing handwritten historical documents, and have established relationships with national, state and local government archives, historical societies, religious institutions and private collectors of historical content around the world. These digital records and documents, combined with our proprietary online search technologies and tools, enable our subscribers to research their family history, build their family trees and make meaningful discoveries about the lives of their ancestors.

We have built the world’s largest online community of people interested in their family histories, and we believe that this network is highly valuable to our subscribers. Our community is a large and growing source of user-generated content uniquely focused on family history. As of February 10, 2010, our registered users have created over 14 million family trees containing nearly 1.5 billion profiles. They have uploaded and attached to their trees a combination of nearly 32 million photographs, scanned documents and written stories. This growing pool of user-generated content adds color and context to the family histories assembled from the digitized historical documents found on Ancestry.com Web sites. Our registered users also have attached to their trees over 450 million records from our company-acquired content collection, a process that is helping further organize this collection by associating specific records with people in family trees.

In addition, we continue to deploy tools and technologies to facilitate social networking and crowd sourcing, a means of leveraging collaborative efforts. These tools and technologies are intended to provide our subscribers with an expanding family history collaboration network in which insights and discoveries are shared by relatives, distant and close. Our service also provides a platform from which our subscribers can share their stories. Subscribers can invite family and friends to help build their family trees, add personal memories and upload photographs and stories of their own.

We provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web sites with new tools and features and enabling greater collaboration among our users through the growth of our global community. Our revenues have increased from $140.3 million in 2005 to $224.9 million in 2009, a compound annual growth rate of 12.5%. The compound annual growth rate of revenues from our Ancestry.com Web sites from 2005 to 2009 was approximately 17%.

Growth Strategy

Our goal is to remain the leading online resource for family history and to grow our subscriber base in the United States and around the world by offering a superior value proposition to anyone interested in learning more about their family history. Our plan to achieve long-term and sustainable growth is to increase our subscriber base in the United States and around the world by serving our loyal base of existing subscribers, by attracting new subscribers and by expanding the market to new consumers.

We believe our previous investments in technology and content have provided us a foundation for a scalable business model that will help us to increase our margins over the long term and effectively manage our costs while growing our business. However, we expect to continue to devote substantial resources and funds to improving our technologies and service offerings and acquiring new and relevant content, and also to expanding awareness of our brand and category through marketing, which may reduce our margins in the near term.

Ancestry.com Web sites

Ancestry.com.  On Ancestry.com, subscribers can efficiently search through birth, marriage and death records, census records, immigration documents, photographs, maps, military records, personal narratives and newspapers. Our collection includes the digitized United States Federal Census available from 1790 to 1930 and over 180 million immigration records, including passenger lists from ships arriving at United States ports from 1820 to 1960, including Ellis Island. Our subscribers can also access records from specialized databases, such as the approximately 100 million names contained in military records dating from the seventeenth century to the end of the Vietnam War, our African-American records collection, including slave narratives, our Jewish history collection, including Holocaust survivor lists, and our Native American collection, including applications for enrollment in the Five Civilized Tribes. In addition, subscribers to Ancestry.com have access to a global collection of records from the United Kingdom, Australia and Canada, including United Kingdom and Canadian census collections and baptism, marriage, death and burial records from the London Metropolitan Archives, as well as records from Germany, France, Italy, Sweden and China.

Registered users can create family trees and attach their own records to those trees. Subscribers can search company-acquired and user-generated content and attach relevant records from our content collections to individuals in their family trees. Users have made over 85% of the trees on Ancestry.com public, along with associated user-generated content, offering many subscribers a substantial head start in their family history research by allowing them to populate their own trees with information collected by registered users with common ancestry. Our users attached an average of over five million records per week to their trees and accepted an average of nearly five million hints per week for the quarter ended December 2009.

Our Member Connect service is a family history collaboration network that connects subscribers who share common ancestors. This collaboration network facilitates the sharing of insights and discoveries among distant and close relatives and creates a social component to the Ancestry.com subscriber experience. Subscribers and registered users can also share their family trees and research with friends and relatives. Users can invite others to help build their trees and upload user-generated content of their own. In addition, our users have access to an online learning center, technical support, educational webinars and community message boards.

We offer two subscription packages on Ancestry.com, U.S. Deluxe and World Deluxe, and subscribers primarily choose annual or monthly subscription periods. Registered users who are not subscribers can create free family trees online, can upload family photos, stories and documents to their tree, and will receive hints to relevant records from our content collections. Subscribers to our U.S. Deluxe package gain unlimited access to the complete United States collection of records, including the ability to view images of original records. They also can communicate and collaborate with other members of the subscriber network. Our World Deluxe plan includes unlimited access to all of the content we offer, including the content from our U.S. Deluxe plan and our global collection of records.

We offer registered users a 14-day free trial. We charge a subscriber the full period subscription amount at the beginning of each subscription period. All subscriptions renew automatically unless cancelled, which can be done easily online or by telephone. Our primary United States pricing plans are:

Product	Monthly	Annual

U.S. Deluxe	$19.95/month	$155.40/year
World Deluxe	$29.95/month	$299.40/year

International Ancestry.com Web sites.  Generally, our international Ancestry.com Web sites are modeled on our United States Ancestry.com Web site and offer similar services in the local market language, including family tree creation, collections of digitized historical records obtained from local market archival sources, as well as user-generated content. We currently operate country-specific Ancestry.com Web sites for seven countries, in addition to the United States — the United Kingdom, Australia, Canada, Germany, France, Italy and Sweden. We offer country-specific subscriptions, tailored to the local market, and World Deluxe subscriptions on each of our international Ancestry.com Web sites.

Other Products and Web sites

•	Family Tree Maker. Family Tree Maker is the leading family history desktop software on the market, with over 1.4 million units distributed since 2004. Most Family Tree Maker versions include a limited subscription to the Ancestry.com Web site.

•	Ancestry.com DNA. We sell DNA testing kits that help people learn more about their family history and ancient ancestry.

•	Ancestry.com Expert Connect. Our Expert Connect product is a genealogist marketplace that connects people with professional genealogists around the world.

•	Mundia.com. Mundia.com is our global, multi-language family history networking service intended for markets in which we do not have a local presence.

•	Jiapu.com. We are investing in the further development of Jiapu.com, our China Web site focused on family networking and ancestral family history.

•	MyCanvas.com. MyCanvas.com is a digital publishing platform that allows people to design and order high-quality customized photo books, calendars and posters using discoveries made on Ancestry.com.

•	myfamily.com. myfamily.com is a family networking service that provides families with a safe and secure “home on the web” where they can share photos, videos, stories, news, calendars and family history insights.

•	Other sites. RootsWeb.com is a free genealogy community on the Internet. Genealogy.com is a legacy service that offers a collection of family and local histories, vital records content and military records, most of which are also available on Ancestry.com.

Subscribers

Our subscribers range from the most committed family historians to those taking their first steps towards satisfying a simple curiosity about their family story, and we seek to make our service valuable to both groups. As of December 31, 2009, we had more than one million subscribers, approximately two-thirds of whom reside in the United States.

Marketing and Advertising

Our marketing efforts are focused on three primary goals: retention of existing subscribers; conversion of registered users to subscribers; and acquisition of new subscribers and promoting our brand.

Retention marketing.  Our retention marketing is focused on establishing and maintaining long-term and personalized relationships with our subscribers through on-site messaging and email, and through our subscriber support center. We seek to maximize retention and encourage subscribers to upgrade to premium packages by delivering a superior customer experience and value. We monitor subscription package mix and durations, payment processing, cancellation reasons, and overall subscriber satisfaction.

Conversion marketing.  Our conversion marketing efforts are focused on converting registered users to paying subscribers through on-site messaging, email, targeted offers and compelling product features like record hinting.

Subscriber acquisition and brand marketing.  We pursue a multi-channel subscriber acquisition and brand marketing program that includes television advertising, online display advertising, paid search, search-engine optimization, a broad affiliate network and public relations. Through our advertising, we seek to increase brand and category awareness and to attract new subscribers. We actively manage our media mix in order to maximize the efficiency of our marketing investment.

Recent Developments.

As part of our marketing efforts, we have purchased product integration in a planned United States version of the successful BBC series “Who Do You Think You Are?” that will feature American celebrities. This program is currently scheduled to be released on NBC primetime television in the United States in March 2010. Part of our product integration includes a co-branded Ancestry.com Web site developed in cooperation with NBC. We believe that the program, if released, could help increase awareness of the family history category and our brand, but we do not exercise any control with respect to its release. We can provide no assurance that the show will not be delayed or cancelled. If the show were to be delayed or cancelled, it could delay, reduce or eliminate various expenses that we currently anticipate incurring in connection with the show.

Search, Family Tree and Collaboration Technologies

We have applied substantial resources to develop and maintain proprietary technologies designed to provide a rewarding experience and compelling value proposition to our subscribers. Our technology platform allows our subscribers to access our content collections, build family trees, collaborate with other members of our community and share their discoveries with friends and relatives.

Vertical search engine.  Historical documents can be difficult to search effectively using traditional search engines because of variations in names, changes in geopolitical boundaries and other factors. Our proprietary vertical search engine provides an innovative, technology-driven solution to the challenges created by the inherent difficulty of searching historical content. The technology of our vertical search engine allows our subscribers to successfully search our many collections for content that they otherwise might not have located.

Record hinting.  Our proprietary record hinting technology performs a real-time algorithmic analysis of a user’s family tree and then suggests new records and other family trees that might match the user’s. We believe that these personalized “hints” can accelerate our subscribers’ research, thereby making their experience more rewarding.

Content Process and Technologies

Company content acquisition.  We have spent approximately $85 million to acquire, digitize and index hundreds of millions of documents. We own most of the images in our databases, in some cases on a non-exclusive basis, though we generally do not own the underlying original historical documents. We also obtain a portion of our content pursuant to ongoing licensing agreements, primarily in the United Kingdom, some of which have finite terms. We license a significant amount of our United Kingdom content from the United Kingdom National Archives under several license agreements that generally have ten year terms, with varying automatic extension periods. These agreements with the United Kingdom National Archive expire from 2012 to 2019. The agreements are generally terminable by either party for breach by the other party and by the United Kingdom National Archives upon our insolvency or bankruptcy. Some of these agreements permit the United Kingdom National Archives to terminate these licenses if we undergo a change of control. We plan to continue to acquire new content on an ongoing basis to offer our subscribers additional historical records for their research.

Digitization.  Working with historical documents is challenging because many source documents are handwritten or damaged, and many microfilm images are of poor quality. We have developed proprietary technologies and processes that have allowed us to efficiently handle and digitize hundreds of millions of records that vary materially in format and quality. We digitize content in our headquarters in Provo, Utah, in the Washington, D.C. area, in London, England and in approximately 20 distributed locations around the world.

Indexing.  We have invested significant resources in the indexing of records to make our content collection much more accessible and searchable for our subscribers. We outsource a significant portion of our indexing projects to vendors that use our proprietary tools to transcribe handwritten documents to create indexes. We own the indexes that our vendors create.

Operations

Web sites and technology operations.  Our Web sites are hosted on hardware and software co-located at a third-party facility in Salt Lake City, Utah. We have established a disaster recovery facility located at a third-party facility in Denver, Colorado. We have designed our Web sites to be highly available, secure and cost-effective using a variety of proprietary software, freely available and commercially supported tools. We can scale to accommodate increasing numbers of subscribers by adding relatively inexpensive industry-standard hardware. We use encryption technologies and certificates for secure transmission of personal information between subscribers and our Web sites. Maintaining the integrity and security of our Web sites is critical and we have a dedicated security team that promotes industry best practices and drives compliance with data security standards.

We devote a substantial portion of our resources to developing new technologies and features and improving core technologies. As of December 31, 2009, we employed approximately 110 engineers who are focused on the design and development of new features and products.

Subscriber services.  Our subscriber services team seeks to ensure that our existing subscribers enjoy a high degree of satisfaction from our Ancestry.com Web sites and that registered users find the support they need to become subscribers. Subscriber services representatives provide telephone and email support, answer questions about the Web sites, and help subscribers with their research. We operate subscriber services from our Provo, Utah headquarters to ensure that our representatives are integrated with the business and our programs.

Competition

We face competition in our business from a variety of online and offline organizations, some of which provide genealogical records free of charge. We expect competition to increase in the future. We generally compete on the basis of content, price, ease of use, technology, brand recognition, breadth of services, support and the number of network users with whom other users can collaborate. We believe that we compete favorably with respect to these factors, and that none of our competitors offers as broad an array of products and services or as compelling a value proposition to consumers interested in online family history research.

Ancestry.com and our similar international Web sites face competition from:

•	FamilySearch, and its Web site FamilySearch.org, a genealogy organization that is part of The Church of Jesus Christ of Latter-day Saints. FamilySearch has an extensive collection of paper and microfilm records (more than 2.3 million rolls of microfilm and 180,000 sets of microfiche). FamilySearch has digitized a large quantity of these records and has published them online at FamilySearch.org, where it makes them available to the public for free and through over 4,500 family history centers located throughout the world. FamilySearch is a well funded organization and has stated its intention to undertake a massive digitization project to bring most of its collection online over the next few years.

•	Commercial entities, including online genealogical research services, library content distributors, search engines and portals, retailers of books and software related to genealogical research and family tree creation and family history oriented social networking Web sites.

•	Non-profit entities and organizations, genealogical societies, governments and agencies that may make vital statistics or other records available to the public for free.

We expect our competition to grow and may include other Internet-based and offline businesses, governments and other entities. Our current and future competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms, than we do, or may more easily obtain relevant records in international markets. Additionally, our current and future competitors may make historical records available online at no cost or on an advertising-supported basis rather than a subscription basis. Our future competitors and their products and services may be superior to any of our current competition. There has recently been some consolidation in our industry, and such consolidation could also increase competition in the future, including competition with respect to acquisition of content, exclusivity of content or pricing. To compete effectively, we may need to expend significant resources on content acquisition, technology or marketing and advertising. We currently plan to distinguish ourselves from our competitors on the basis of access to content, technological leadership and the depth of our subscriber community.

Intellectual Property

To protect our proprietary content and intellectual property, we rely on trademark, copyright, patent and trade secret protection laws and on contractual agreements with third parties. Ancestry.com, myfamily.com and Family Tree Maker are among our registered trademarks. In the United States, we have filed various trademark applications and patent applications for certain aspects of our technologies, and we have also filed trademark applications in certain foreign countries for the Ancestry.com and other Web site names. Many of our trademarks contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Because of this concern, we have elected not to file applications with respect to certain of our trademarks, and some of our trademarks for which we have filed applications may not be protectable. In the United States, we currently have a number of patents and patents pending relating to various aspects of our business. We intend to pursue patent coverage in additional countries to the extent we believe such coverage is appropriate and cost-efficient. We cannot be certain that any of our pending or future applications will be granted. We rely primarily on trade secret and similar intellectual property laws to protect our search technology, software products and digitization and indexing processes. Protection of trade secret and other intellectual property rights can be uncertain, particularly outside the United States.

We also possess intellectual property rights in aspects of our digital content databases. However, our digital content databases are not protected by any registered copyrights or other registered intellectual property or statutory rights. Our digital content databases are protected by user agreements that limit access to and use of our data, and by our proprietary indexing and search technology that we apply to make our content searchable. Compliance with use restrictions is difficult to monitor, and our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.

Our employees, contractors and other third parties with which we work and who have access to our proprietary content and confidential information sign agreements that prohibit the unauthorized disclosure of our proprietary rights, information and technologies.

Employees

As of December 31, 2009, we had approximately 620 full-time employees and approximately 100 part-time and contingent employees, which include approximately 130 subscriber services and 140 digital processing employees. None of our employees is covered by a collective bargaining agreement, except with respect to a minimal number of employees to the extent required by the laws of certain foreign jurisdictions. We have not experienced employment-related work stoppages and we consider our employee relations to be good.

The Spectrum Investment

We operated as The Generations Network, Inc., which we refer to as the predecessor, until December 5, 2007. On December 5, 2007, Generations Holding, Inc., which we refer to as the successor, acquired The Generations Network, Inc. in connection with an investment by Spectrum Equity Investors V, L.P. and certain of its affiliates, which we refer to collectively as Spectrum. The successor was created for the sole purpose of acquiring the predecessor and had no prior operations. The total purchase price for this transaction, which we refer to as the Spectrum investment, was $354.8 million, at an effective per share price of $5.40. As a result of the accounting for the Spectrum investment, our fiscal year 2007 is divided into a predecessor period from January 1, 2007 through December 5, 2007 and a successor period from December 6, 2007 through December 31, 2007.

Financial Information about Segments and Geographic Areas

We report our financial results as a single segment. For financial information about our segment and our geographic areas, please refer to Note 14 to the consolidated financial statements included in this Annual Report, which is incorporated herein by reference.

Other Information

Our principal executive offices are located at 360 West 4800 North, Provo, UT 84604, and our telephone number at that address is (801) 705-7000. Our corporate Web site address is http://corporate.ancestry.com. The contents of our Web sites are not incorporated in, or otherwise to be regarded as part of, this Annual Report. We were originally incorporated in Utah in 1983 under the name Ancestry, Inc. We changed our name to Ancestry.com, Inc. in July 1998 and reincorporated in Delaware in November 1998. Our name was subsequently changed to MyFamily.com, Inc. in November 1999, and then to The Generations Network, Inc. in November 2006.

In July 2009, to better align our corporate identity with the premier branding of Ancestry.com, we changed our name to Ancestry.com Inc. References herein to “Ancestry.com,” the “company,” “we,” “our” and “us” refer to the operations of Ancestry.com Inc. and its consolidated subsidiaries in both the predecessor and successor periods, unless otherwise specified. We are a holding company, and substantially all of our operations are conducted by our wholly-owned subsidiary Ancestry.com Operations Inc., which we refer to as the operating company, and its subsidiaries.

Our investor relations Web site is located at http://ir.ancestry.com. We make available, free of charge, on our investor relations Web site under “Financials/SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the Securities and Exchange Commission, or SEC.

Item 1A.	Risk Factors

A wide range of factors could materially affect our performance. The following factors and other information included in this Annual Report should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following events actually occur, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Business

If our efforts to retain and attract subscribers are not successful, our revenues will be adversely affected.

We generate substantially all of our revenue from subscriptions to our services. We must continue to retain existing and attract new subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to retain them, and as a result, our revenues would be adversely affected. For example, if consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to regularly introduce new and improved services, or if we introduce new services that are not favorably received by the market, we may not be able to retain existing or attract new subscribers. We rely on our marketing and advertising efforts, including television and online and offline performance-based and fixed-cost programs, to retain existing subscribers and attract new subscribers. If we are unable to effectively retain existing subscribers and attract new subscribers, our business, financial condition and results of operations would be adversely affected.

The relative service levels, pricing and related features of competitors to our products and services are some of the factors that may adversely impact our ability to retain existing subscribers and attract new subscribers. Some of our current competitors provide genealogical records free of charge. Some governments or private organizations may make historical records available online at no cost to consumers and some commercial entities could choose to make such records available on an advertising-supported basis rather than a subscription basis. If consumers are able to satisfy their family history research needs at no or lower cost, they may not perceive value in our products and services. If our efforts to satisfy and retain our existing subscribers are not successful, we may not be able to continue to attract new subscribers through word-of-mouth referrals. Further, subscriber growth may decrease as a result of a decline in interest in family history research. Any of these factors could cause our subscriber growth rate to fall, which would adversely impact our business, financial condition and results of operations.

Our recent revenue growth rate may not be sustainable, which could negatively affect our stock price or financial condition and results of operations.

Our revenues have grown rapidly, increasing from $140.3 million in 2005 to $224.9 million in 2009, representing a compound annual growth rate of 12.5%. We may not be able to sustain our recent growth rate in future periods and you should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings and acquiring new and relevant content, and also to expanding awareness of our brand and category through marketing, which may reduce our margins in the near term. If our margins or our future growth resulting from our implementation of these strategies fail to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.

If we experience excessive rates of subscriber churn, our revenues and business will be harmed.

We must continually add new subscribers both to replace subscribers who choose not to renew their subscriptions and to grow our business beyond our current subscriber base. We describe the percentage of subscribers who elect not to renew their subscriptions as subscriber “churn.” Subscribers choose not to renew their subscriptions for many reasons, including a desire to reduce discretionary spending or a perception that they do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience, or subscriber service issues are not satisfactorily resolved. Subscribers may choose not to renew their subscription at any time prior to the renewal date. If we are unable to attract new subscribers in numbers greater than our subscriber churn, our subscriber base will decrease and our business, financial condition and results of operations will be adversely affected.

If our subscriber churn increases, we may be required to increase the rate at which we add new subscribers in order to maintain and grow our revenues. If excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing and advertising expenses than we currently anticipate to replace these subscribers with new subscribers. A significant increase in our subscriber churn would have an adverse effect on our business, financial condition and results of operations.

Because we recognize revenues from subscriptions to our service over the term of the subscription, downturns or upturns in subscription sales may not be immediately reflected in our operating results and therefore could affect our operating results in later periods.

We recognize revenues from subscribers ratably over the term of their subscriptions. Given the mix of annual subscriptions, a large portion of our revenues for each quarter reflects deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in the revenues in that quarter but will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns or upturns in subscription sales or market acceptance of our service, or changes in subscriber churn, may not fully impact our results of operations until future periods.

Because we generate substantially all of our revenue from online family history resources, particularly in the United States and United Kingdom, a decline in demand for our services or for online family history resources in general, and particularly of the United States and United Kingdom, could cause our revenue to decline.

We generate substantially all of our revenue from our online family history services, and we expect that we will continue to depend upon our online family history services for substantially all of our revenue in the foreseeable future. Because we depend on our online family history services, factors such as changes in consumer preferences for these products may have a disproportionately greater impact on us than if we offered multiple services. The market for online family history resources, and for consumer services in general, is subject to rapidly changing consumer demand and trends in preferences. If consumer interest in our online family history services declines, or if consumer interest in family history in general declines, we would likely experience a significant loss of revenue. Some of the potential factors that could affect interest in and demand for online family history services include:

•	individuals’ interest in, and their willingness to spend time and money, conducting family history research;

•	availability of discretionary funds;

•	awareness of our brand and the family history category;

•	the appeal and reliability of our services;

•	the price, performance and availability of competing family history products and services;

•	public concern regarding privacy and data security;

•	our ability to maintain high levels of customer satisfaction; and

•	the rate of growth in online commerce generally.

In addition, we recognize substantially all of our revenues from subscribers in the United States, the United Kingdom, and to a lesser extent, Australia and Canada. Consequently, a decrease of interest in and demand for online family history services in these countries could have a disproportionately greater impact on us than if our geographic mix of revenue was less concentrated.

A change in our mix of subscription durations could have a significant impact on our revenue and churn.

A majority of our subscribers have annual subscriptions. At any point in time, however, the majority of new subscribers generally sign up for monthly subscriptions, and may or may not choose to renew or convert to an annual subscription. We generally experience higher rates of churn for monthly subscribers than for annual subscribers. If the percentage of overall subscribers that are monthly subscribers increases, an increasing part of our revenue would become dependent on monthly renewals, and we would likely have greater churn. A shift in mix between annual and monthly subscriptions to more monthly subscriptions as our subscriber base broadened has resulted in higher revenue per subscriber over the last several periods. This trend may not continue and may result in increased churn. We continually evaluate the types of subscriptions that are most appropriate for us and our subscribers. As we make these evaluations, we may more aggressively market subscriptions that are shorter than our annual subscriptions. Any material change in our mix of subscription duration could have a significant impact on our revenue and churn.

Challenges in acquiring historical content and making it available online could adversely affect our ability to retain and expand our subscriber base, and therefore adversely affect our business, financial condition and results of operations.

In order to retain and expand our subscriber base, both domestically and internationally, we must continue to expend significant resources to acquire significant amounts of additional historical content, digitize it and make it available to our subscribers online. We face legal, logistical and cultural challenges in acquiring new historical content. Relevant governmental records may be widely dispersed and held at a national, state or local level.

Religious and private records are even more widely dispersed. These problems often pose particular challenges in acquiring content internationally. For example, content in Germany is highly dispersed, and legislation in France is particularly stringent. Desirable content may not be available to us on favorable terms, or at all, due to competition for a particular collection, privacy concerns relative to information contained in a given collection or our lack of negotiating leverage with a certain content provider. For example, some of our most popular databases include so-called “vital records” content — namely, birth, marriage and death records made available by certain governmental agencies. To help prevent identity theft, or even terrorist activities, governments may attempt to restrict the release of all or substantial portions of their vital records content, and particularly birth records, to third parties. If these efforts are successful, it may limit or altogether prevent us from acquiring these types of vital record content or continuing to make them available online. In many cases, we will be the first commercial entity that may have approached the keeper of the records, often a governmental body. In some cases, we have to lobby for legislation to be changed to enable government or other bodies to grant us access to records.

While we own most of the images in our database, we generally do not own the underlying historical documents. If owners of content have sold or licensed it for digitization purposes on an exclusive basis to a third party, we would not be able to acquire this content. The owners of such historical records generally can allow one or more parties to digitize those records. If owners of content have sold or licensed the rights to digitize that content, even on a non-exclusive basis, they often elect not to sell or license it for digitization purposes to any other person. Therefore, if one of our competitors acquires rights to digitize a set of content, even on a non-exclusive basis, we may be unable to acquire rights to digitize that content. In some cases, acquisition of content involves competitive bidding, and we have in the past and may in the future choose not to bid or may not successfully bid to acquire content rights. In addition, a number of governmental bodies and other organizations are interested in making historical content available for free and owners of historical records may license or sell their records to such governmental bodies and organizations in addition to or instead of licensing or selling their content to us. Our inability to offer vital records or other valuable content as part of our family history research databases or the widespread availability of such content elsewhere at lower cost or for free could result in our subscription services becoming less valuable to consumers, which could have an adverse impact on our number of subscribers or subscriber churn, and therefore on our business, financial condition and results of operations.

We depend in part upon third party licenses for some of our historical content, and a loss of those licenses, or disputes regarding royalties under these licenses, could adversely affect our ability to retain and expand our subscriber base, and therefore adversely affect our revenues, financial condition and results of operations.

Though we own most of the images in our databases, in some cases on a non-exclusive basis, we acquire a portion of our content pursuant to ongoing license agreements. Some of these agreements have finite terms and we may not be able to renew the agreements on terms that are advantageous to us or at all. For example, we license a significant amount of our United Kingdom content from the United Kingdom National Archives under several license agreements that generally have ten year terms, with varying automatic extension periods. These agreements with the United Kingdom National Archive expire from 2012 to 2019. The agreements are generally terminable by either party for breach by the other party and by the United Kingdom National Archives upon our insolvency or bankruptcy. Some of these agreements permit the United Kingdom National Archives to terminate these licenses if we undergo a change of control.

If a current or future license for a significant content collection were to be terminated, we may not be able to obtain a new license on terms advantageous to us or at all and we could be required to remove the relevant content from our Web sites, either immediately or after some period of time. If a content provider were to license or sell us content in violation of that content provider’s agreements with other parties, we could be required to remove that content from our Web sites. If we were required to remove a material amount of content from our Web sites, as a result of the termination of one or more licenses or otherwise, it could adversely affect our business and results of operations. Some of these license agreements restrict the manner in which we use the applicable content, which could limit our ability to leverage that content for new uses as we expand our business. We pay royalties under some of these license agreements, and the other party to those royalty-bearing agreements may have a right to audit the calculation of our royalty payments. If there were to be a disagreement regarding the calculation of royalty payments, we could be required to make additional payments under those agreements. We also have indemnification obligations under many of these agreements. We could experience claims in the future which, if material, could have a negative impact on our results of operations and financial condition.

Digitizing and indexing new content can take a significant amount of time and expense, and can expose us to risks associated with the loss or damage of historical documents. Our inability to maintain or acquire content or make new content available online in a timely and cost-effective manner, or liability for loss of historical documents, could have an adverse effect on our business, financial condition and results of operations.

Digitizing and indexing new historical content can take a significant amount of time and expense and we generally incur the expenses related to such content significantly in advance of the time we can make it available to our subscribers. We have invested approximately $85 million in content to date and expect to continue to spend significant resources on content. Increases in the cost or time required to digitize and index new content could harm our financial results. In 2009, two transcription vendors performed substantially all of our data transcription as measured by cost. We do not have long-term contracts with any of our transcription vendors. If we were to replace one of these transcription vendors for any reason, we would be required to provide extensive training to the new vendor, which could delay our ability to make our new content available to our subscribers, and our relationships with the new transcription vendors may be on financial or other terms less favorable to us than our existing arrangements. Our inability to maintain or acquire content or to make new content available online in a timely and cost-effective manner would have an adverse effect on our business, financial condition and results of operations.

In addition, if we acquire content that ultimately generates only minimal subscriber interest, the cost of acquiring and processing that content may exceed the incremental revenues produced by the content, which would adversely affect our profitability. For example, we took an impairment charge with respect to content acquired for our China-focused Web site after we shifted our strategy for that market.

While we are digitizing content, we may be in possession of valuable and irreplaceable original historical documents. While we maintain insurance with respect to such documents, any loss or damage to such documents, while in our possession, could cause us significant expense and could have a material adverse effect on our reputation and the potential willingness of content owners to sell, license or lend their content to us.

We face competition from a number of different sources, and our failure to compete effectively with current and future competitors could adversely affect our ability to retain and expand our subscriber base, and therefore adversely impact our revenues, results of operations and financial condition.

We face competition in our business from a variety of online and offline organizations, some of which provide genealogical records free of charge. We expect competition to increase in the future. We generally compete on the basis of content, price, technology, ease of use, brand recognition, breadth of products, service and support, and the number of network users with whom other users can collaborate.

Ancestry.com and our similar international Web sites face competition from:

•	FamilySearch, and its Web site FamilySearch.org, a genealogy organization that is part of The Church of Jesus Christ of Latter-day Saints. FamilySearch has an extensive collection of paper and microfilm records (more than 2.3 million rolls of microfilm and 180,000 sets of microfiche). FamilySearch has digitized a large quantity of these records and has published them online at FamilySearch.org, where it makes them available to the public for free and through over 4,500 family history centers located throughout the world. FamilySearch is a well funded organization and has stated its intention to undertake a massive digitization project to bring most of its collection online over the next few years.

•	Commercial entities, including online genealogical research services, library content distributors, search engines and portals, retailers of books and software related to genealogical research and family tree creation and family history oriented social networking Web sites.

•	Non-profit entities and organizations, genealogical societies, governments and agencies that may make vital statistics or other records available to the public for free.

We expect our competition to grow, and our competitors may include other Internet-based and offline businesses, governments and other entities. Our current and future competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms, than we do or may more easily obtain relevant records in international markets. Additionally, our current and future competitors may offer new categories of content, products or services before us, or at lower prices, which may give them a competitive advantage in attracting subscribers. Our current and future competitors may make historical records available online at no cost or on an advertising-supported basis rather than a subscription basis. Our future competitors and their products and services may be superior to any of our current competition. There has recently been some consolidation in our industry, and such consolidation could also increase competition in the future, including competition with respect to acquisition of content, exclusivity of content or pricing. To compete effectively, we may need to expend significant resources on content acquisition, technology or marketing and advertising. We currently plan to distinguish ourselves from our competitors on the basis of access to content, technological leadership and the depth of our subscriber community. These efforts may be expensive and could reduce our margins, which could have a material adverse effect on our business, financial condition and results of operations.

Competitive pricing pressures could cause us to fail to retain existing or attract new subscribers and harm our revenues and results of operations.

Demand for our products and services is sensitive to price. Many external factors, including our marketing, content acquisition and technology costs and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies, particularly in markets outside the United States. Some of our competitors provide genealogical records free of charge. If we fail to meet our subscribers’ pricing expectations, we could fail to retain existing or attract new subscribers, either of which would harm our business and results of operations. Changes in our pricing strategies could have a significant impact on our revenues, financial condition and results of operations.

Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our growth in operations has placed a significant strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings and our expansion into new geographic areas, will continue to place similar strains on our personnel, technology and infrastructure. A sudden increase in our number of registered users could strain our capacity and result in Web site performance issues. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional capital investments will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.

Any significant disruption in service on our Web sites or in our computer systems, which are currently hosted primarily by a single third-party, could damage our reputation and result in a loss of subscribers, which would harm our business and operating results.

Registered users access our service through our Web sites, where our family history research databases are located, and our internal billing software and operations are integrated with our product and service offerings. Our brand, reputation and ability to attract, retain and serve our subscribers depends upon the reliable performance of our Web sites, network infrastructure, content delivery processes and payment systems. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our Web sites’ performance and users’ access to content, or made our Web sites inaccessible, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our Web sites and prevent our registered users from accessing our data and using our products and services. Problems with the reliability or security of our systems may require disclosure to our lenders and could harm our reputation, and damage to our reputation and the cost of remedying these problems could negatively affect our business, financial condition and results of operations.

Substantially all of our communications, network and computer hardware used to operate our Web sites are co-located in a facility in Utah. We do not own or control the operation of this facility. We have established a disaster recovery facility located at a third-party facility in Denver, Colorado. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. Our systems are not completely redundant, so a failure of our system at one site could result in reduced functionality for our registered users, and a total failure of our systems at both sites could cause our Web sites to be inaccessible by our registered users. Problems faced by our third-party web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including us, could adversely affect the experience of our subscribers. Our third-party web hosting provider could decide to close its facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy reorganization, faced by our third-party web hosting provider or any of the service providers with whom it contracts may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our third-party web hosting provider is unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have an adverse effect on our business, financial condition and results of operations.

Our operating results depend on numerous factors and may fluctuate from quarter to quarter, which could make them difficult to predict.

Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:

•	our ability to retain existing subscribers and attract new subscribers;

•	the mix of annual and monthly subscribers at any given time and the mix of packages to which they subscribe to;

•	timing and amount of costs of new and existing marketing and advertising efforts;

•	timing and amount of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, including content acquisition and international expansion costs;

•	the cost and timing of the development and introduction of new product and service offerings by us or our competitors;

•	downward pressure on the pricing of our subscriptions;

•	system failures, security breaches or Web site downtime;

•	fluctuations in the usage of our Web sites; and

•	fluctuations in foreign currency exchange rates.

For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance and our revenue and operating results in future quarters may differ materially from the expectations of management or investors.

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance our organic growth and strategic acquisitions, alliances and collaborations. If we fail to grow as a result of limitations on available cash, it could harm our financial condition and stock price.

We have a significant amount of indebtedness, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our indebtedness could:

•	make us more vulnerable to unfavorable economic conditions;

•	make it more difficult to obtain additional financing in the future for working capital, capital expenditures or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	require us to dedicate or reserve a large portion of our cash flow from operations for making payments on our indebtedness, which would prevent us from using it for other purposes;

•	make us susceptible to fluctuations in market interest rates that affect the cost of our borrowings to the extent that our variable rate debt is not covered by interest rate derivative agreements; and

•	make it more difficult to pursue strategic acquisitions, alliances and collaborations.

Our existing credit facility contains a number of financial and operating covenants which could limit our flexibility in operating our business. For example, our credit facility limits our capital expenditures, which limits the amount we can spend on content acquisition, and it limits the amount we can pay when acquiring companies. These restrictions and covenants, among other things, limit our ability to: incur additional indebtedness; make investments; pay dividends or make distributions to our stockholders; grant liens on our assets; sell assets; enter into a new or different line of business; enter into transactions with our affiliates; acquire, merge or consolidate with other entities or transfer all or substantially all of our assets; and enter into sale and leaseback transactions. Our failure to comply with any covenant could result in a default under the credit facility. Our ability to service our indebtedness and comply with the covenants will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond our control. We believe that, based upon current levels of operations, we will be able to comply with the covenants in our credit facility and meet our debt service obligations when due. Significant assumptions underlie this belief including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. We cannot assure you that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our credit facility. See Note 6 to our consolidated financial statements found in this Annual Report for more information about our credit facility.

Our obligations under the existing credit facility are secured by collateral, which includes substantially all of our assets, including our intellectual property. If we are not able to satisfy our obligations under the credit facility, the creditors could exercise their rights under the credit facility, which include taking control of the collateral, including our intellectual property, which would have a material adverse effect on our business.

We may need additional capital, and we cannot be certain that additional financing will be available. If we fail to obtain additional financing if needed, it could harm our growth and our ability to respond to business challenges.

We have funded our operations and capital expenditures primarily from cash flow from operations during the last five years. However, in connection with the Spectrum investment, we incurred $140 million of debt. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for at least the next 12 months, we may require additional financing in the future. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms, or at all, when required. The ongoing financial stress affecting the banking system and financial markets and the going concern threats to financial institutions could make it more difficult for us to obtain additional financing if we should require it. CIT Group Inc., the parent company of CIT Lending Services Corporation, or CIT, one of the lenders in the lending syndicate for the revolving portion of our credit facility, recently reorganized under Chapter 11 of United States Bankruptcy Code during 2009, according to public filings. If CIT or any other of the financial institutions that are in the syndicate for the revolving portion of our credit facility were to suffer further financial difficulties or enter bankruptcy, it could affect our ability to draw down on that facility. If sufficient funds are not available from our credit facility, we may seek to raise additional funds through the issuance of equity, equity-linked or debt securities, although we cannot be certain that we would be able to issue sufficient amounts at adequate prices to satisfy our needs. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to service our outstanding indebtedness, to continue to support our business growth and to respond to business challenges could be significantly limited.

If our marketing and advertising efforts fail to generate additional revenues on a cost-effective basis, or if we are unable to manage our marketing and advertising expenses, it could harm our results of operations and growth.

Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures. We use a diverse mix of online and offline performance-based and fixed-cost marketing and advertising programs to promote our products and services and we periodically adjust our mix of marketing and advertising programs. We have recently experienced price increases in some of our marketing and advertising channels. Significant increases in the pricing of one or more of our marketing and advertising channels would increase our marketing and advertising expense or cause us to choose less expensive but less effective marketing and advertising channels. As we implement new marketing and advertising strategies and phase out older strategies, we may need to expand into marketing and advertising channels with significantly higher costs than our current channels, which could adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, which would limit our marketing and advertising flexibility and could increase our operating expenses. We may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not result in increased revenue or generate sufficient levels of brand awareness. For example, we have purchased product integration in the planned television show “Who Do You Think You Are?” in the United States, but we may only at a later date, or never, experience an increase in revenue or brand awareness as a result of such expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer.

In addition, our expanded marketing efforts may yield fewer new subscriptions per marketing and advertising dollar than our strategies to date. We may decide to expand our international marketing and advertising efforts, which will lead to a significant increase in our marketing and advertising expenses. Any of these additional expenses may not result in sufficient customer growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.

We cannot predict what impact, if any, the television show “Who Do You Think You Are?” will have on our business.

We have purchased product integration in the planned television show “Who Do You Think You Are?” in the United States, which is currently expected to air in March 2010. In addition, PBS is airing a television series related to family history and genealogy. If either of these series, or their combined effects cause a spike in interest in our core business that results in a greater number of subscribers for a shorter duration, this would increase our churn. Our investment in “Who Do You Think You Are?” may also cause our subscriber acquisition costs to increase. In addition, if these shows fail to provide the benefits that investors and analysts may expect, it could have a negative effect on our stock price.

If we are unable to improve market recognition of and loyalty to our brands, or if our reputation were to be harmed, we could lose subscribers or fail to increase the number of subscribers, which could harm our revenues, results of operations and financial condition.

We believe that maintaining and enhancing our Ancestry.com and other brands is critical to our success. We believe that the importance of brand recognition and loyalty will only increase in light of increasing competition in our markets. We plan to continue to promote our brands, both domestically and internationally, but there is no guarantee that our selected strategies will increase the favorable recognition of our brands. Some of our existing and potential competitors, including search engines, media companies and government and religious institutions have well-established brands with greater brand recognition than we have. Additionally, from time to time, our subscribers express dissatisfaction with our service, including, among other things, dissatisfaction with our auto-renewal and other billing policies, our handling of personal data and the way our services operate. To the extent that dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers may be adversely affected. In addition, even if our brand recognition and loyalty increases, this may not result in increased use of our products and services or higher revenues. Many of our subscribers are passionate about family history research, and many of these subscribers participate in blogs on this topic both on our Web sites and elsewhere. If actions we take or changes we make to our products upset these subscribers, their blogging could negatively affect our brand and reputation.

Online family history research is a relatively new industry and our operational history in the online family history research industry is also relatively limited. Consequently, it is difficult to predict the ultimate size of the industry and the acceptance by the market of our products and services. Our business strategy and projections rely on a number of assumptions, some or all of which may be incorrect. For example, we believe that consumers will be willing to pay for subscriptions to our online family history resources, notwithstanding the fact that some of our current and future competitors provide such resources free of charge. We cannot accurately predict whether our products and services will achieve significant acceptance by potential users in significantly larger numbers than at present. You should therefore not rely on our historic growth rates as an indication of future growth.

Our business could be adversely affected if our subscribers are not satisfied with our products and services. If we lose subscribers or fail to increase the number of subscribers due to dissatisfaction with our products and services, it could harm our revenues, results of operations and financial condition.

Our business depends on our ability to satisfy our subscribers. Our subscribers’ satisfaction may be negatively impacted by factors that are actual or perceived by them, such as limitations in our technologies, changes in our products and services, interruptions or slowness in online capacity of our Web sites, privacy and data security concerns, speed of search of our online content and relevance of search results, as well as perceived ease of search, and our automatic subscription renewal by credit card policy, including any perceptions of credit card fraud. If we do not handle subscriber complaints effectively, our brand and reputation may suffer, we may lose our subscribers’ confidence, and they may choose not to renew their subscriptions. Complaints or negative publicity about our products, services or billing practices could adversely impact our business, financial condition and results of operations.

Our promotional offerings and our introduction of new services may have unintended effects on the demand for our services, which could result in diminished revenue visibility.

Many of our promotional offerings involve temporary free access to our data. By granting temporary free access to many of our records, and permanent free access to a smaller set of our records, we may provide sufficient access to some registered users who are not subscribers to satisfy their family history needs, and may therefore fail to generate additional revenues as intended. Additionally, alternative subscriptions with terms of less than one year, such as monthly subscriptions and pay-per-view offerings, may result in fewer annual subscriptions from both new and existing subscribers, which may result in diminished revenue visibility. If any of these services or offerings has the effect of reducing our long-term subscriber base or total number of subscriptions, our revenues may decrease over time and our business may suffer.

We face many risks associated with our plans to continue to expand our international offerings and marketing and advertising efforts, which could harm our business, financial condition and results of operations.

In addition to our United States and United Kingdom Web sites, since 2006, we have launched Web sites directed at Australia, Canada, Germany, France, Italy, Sweden and China and launched an initial version of our global Mundia.com Web site in the third quarter of 2009. In 2009, approximately 34% of subscribers to our Ancestry.com Web sites, and approximately 25% of our revenues from subscribers, were from locations outside the United States. We anticipate that our continuing international expansion will entail the marketing and advertising of our products, services and brands, and the development of localized Web sites. We may not succeed in these efforts and achieve our subscriber acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different, and we may use business models that are different from our traditional subscription model that provides company-acquired content to subscribers. Our revenues from new foreign markets may not exceed the costs of establishing, marketing and maintaining our international offerings, and therefore may not be profitable on a sustained basis, if at all. We will be subject to risks of doing business internationally, including the following:

•	difficulties in developing and marketing our offerings and brands as a result of distance, language and cultural differences;

•	foreign currency exchange rate fluctuations;

•	more stringent consumer and data protection laws;

•	local socio-economic and political conditions;

•	technical difficulties and costs associated with the localization of our service offerings;

•	strong local competitors;

•	lack of experience in certain geographical markets;

•	different and conflicting legal and regulatory regimes;

•	changes in governmental regulations;

•	different and conflicting intellectual property laws;

•	difficulties in staffing and managing international operations; and

•	risk of business or user fraud.

One or more of these factors could harm our business, financial condition and results of operations.

If we are unable to continually enhance our products and services and adapt them to technological changes and subscriber needs, we may not remain competitive and our business may fail to grow or decline.

Our business is rapidly changing. To remain competitive, we must continue to provide relevant content and enhance and improve the functionality and features of our products and services. If competitors introduce new solutions embodying new technologies, our existing products and services may become obsolete. Our future success will depend, among other things, on our ability to:

•	anticipate demand for new products and services;

•	enhance our existing solutions; and

•	respond to technological advances on a cost-effective and timely basis.

Developing the technologies in our products entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt our products and services to the demands of our subscribers. If we face material delays in introducing new or enhanced solutions, our subscribers may forego the use of our solutions in favor of those of our competitors.

Undetected product or service errors or defects could result in the loss of revenues, delayed market acceptance of our products or services or claims against us.

We offer a variety of Internet-based services and a software product, Family Tree Maker, all of which are complex and frequently upgraded. Our Internet-based services and software product may contain undetected errors, defects, failures or viruses, especially when first introduced or when new versions or enhancements are released. Despite product testing, our products, or third party products that we incorporate into ours, may contain undetected errors, defects or viruses that could, among other things:

•	require us to make extensive changes to our subscription services or software product, which would increase our expenses;

•	expose us to claims for damages;

•	require us to incur additional technical support costs;

•	cause a negative registered user reaction that could reduce future sales;

•	generate negative publicity regarding us and our subscription services and software product; or

•	result in subscribers delaying their subscription or software purchase or electing not to renew their subscriptions.

Any of these occurrences could have a material adverse effect upon our business, financial condition and results of operations.

Privacy concerns could require us to incur significant expense and modify our operations in a manner that could result in restrictions and prohibitions on our use of certain information, and therefore harm our business.

As part of our business, we make biographical and historical data available through our Web sites, we use registered users’ personal data for internal purposes and we host Web sites and message boards, among other things, that contain content supplied by third parties. In addition, in connection with our Ancestry.com DNA product, we obtain biological DNA samples used for genetic testing. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use or publication of certain biological or historical information pertaining to individuals, particularly living persons. We will also face additional privacy issues as we expand into other international markets, as many nations have privacy protections more stringent than those in the United States. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have an adverse effect on our business, financial condition and results of operations.

Our possession and use of personal information presents risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation.

Maintaining our network security is of critical importance because our online systems store confidential registered user, employee and other sensitive data, such as names, addresses, credit card numbers and other personal information. In particular, a substantial majority of our subscribers use credit and debit cards to purchase our products and services. If we or our processing vendors were to have problems with our billing software, it could have an adverse effect on our subscriber satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment services. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our business, financial condition and results of operations could be adversely affected.

In addition, our online systems store the content that our registered users upload onto our Web sites, such as family records and photos. This content is often personally meaningful, and our registered users may rely on our online system to store digital copies of such content. If we were to lose such content, if our users’ private content were to be publicly available or if third parties were able to access and manipulate such content, we may face liability and harm to our brand and reputation.

We and our vendors use commercially available encryption technology to transmit personal information when taking orders. We use security and business controls to limit access and use of personal information, including registered users’ uploaded content. However, third parties may be able to circumvent these security and business measures by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks. In addition, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in a breach of registered user or employee privacy.

If third parties improperly obtain and use the personal information of our registered users or employees, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of subscribers to provide us with their credit card or payment information, an unwillingness of registered users to upload family records or photos onto our Web sites, harm to our reputation and brand and loss of our ability to accept and process subscriber credit card orders. Similarly, if a well-publicized breach of data security at any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commercial transactions. Any of these events could have material adverse effects on our business, financial condition and results of operations.

Any claims related to activities of registered users and the content they upload could result in expenses that could harm our results of operations and financial condition.

Our registered users often upload their own content onto our Web sites. The terms of use of such content are set forth in the terms and conditions of our Web sites and a submission agreement to which registered users must agree when they upload their content. Disputes or negative publicity about the use of such content could make members more reluctant to upload personal content or harm our reputation. We do not review or monitor content uploaded by our registered users, and could face claims arising from or liability for making any such content available on our Web sites. In addition, our collaboration tools and other features of our site allow registered users to contact each other. While registered users can choose to remain anonymous in such communications, registered users may choose to engage with one another without anonymity. If any such contact were to lead to fraud or other harm, we may face claims against us and negative publicity. Litigation to defend these claims or efforts to counter any negative publicity could be costly and any other liabilities we incur in connection with any such claims may harm our business, financial condition and results of operations.

Increases in credit card processing fees would increase our operating expenses and adversely affect our results of operations, and the termination of our relationship with any major credit card company would have a severe, negative impact on our ability to collect revenues from subscribers.

The substantial majority of our subscribers pay for our products and services using credit cards. From time to time, the major credit card companies or the issuing banks may increase the fees that they charge for each transaction using their cards. An increase in those fees would require us to either increase the prices we charge for our products and services, or suffer a negative impact on our profitability, either of which could adversely affect our business, financial condition and results of operations.

In addition, our credit card fees may be increased by credit card companies if our chargeback rate or the refund rate exceeds certain minimum thresholds. If we are unable to maintain our chargeback rate at acceptable levels, our credit card fees for chargeback transactions, or for all credit card transactions, may be increased, and, if the problem significantly worsens, credit card companies may further increase our fees or terminate their relationships with us. Any increases in our credit card fees could adversely affect our results of operations, particularly if we elect not to raise our subscription rates to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

If government regulation of the Internet or other areas of our business changes or if consumer attitudes toward use of the Internet change, we may need to change the manner in which we conduct our business in a manner that is less profitable or incur greater operating expenses, which could harm our results of operations.

The adoption, modification or interpretation of laws or regulations relating to the Internet or other areas of our business could adversely affect the manner in which we conduct our business or the overall popularity or growth in use of the Internet. Such laws and regulations may cover automatic subscription renewal, credit card processing procedures, sales and other procedures, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, consumer protection, broadband residential Internet access and the characteristics and quality of services. In foreign countries, such as countries in Europe, such laws may be more restrictive than in the United States. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new subscribers or otherwise alter our business model. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

Our revenues may be adversely affected if we are required to charge sales taxes in additional jurisdictions and/or other taxes for our products and services.

We collect or have imposed upon us sales or other taxes related to the products and services we sell in certain states and other jurisdictions. Additional states or one or more countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by any country, state or other jurisdiction in which we do business that we should be collecting sales or other taxes on the sale of our products and services could, among other things, create significant administrative burdens for us, result in substantial tax liabilities for past sales, discourage registered users from purchasing from us or otherwise substantially harm our business and results of operations.

We face risk associated with currency exchange rate fluctuations, which could adversely affect our operating results.

In 2009, approximately 21% of our total revenues were received, and approximately 12% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Canadian dollar and the Australian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our results of operations. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. We are also exposed to exchange rate risk with respect to our profits earned in foreign currency. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

If we acquire any businesses or technologies in the future, they could prove difficult to integrate, disrupt our ongoing business, dilute stockholder value or have an adverse effect on our results of operations.

As part of our business strategy, we may engage in acquisitions of businesses or technologies to augment our organic or internal growth. While we have engaged in some acquisitions in the past, we do not have extensive experience with integrating and managing acquired businesses or assets. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any future acquisition could involve numerous risks including:

•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the operations and products of the acquired business;

•	use of cash to fund the acquisition or for unanticipated expenses;

•	limited market experience in new businesses;

•	exposure to unknown liabilities, including litigation against the companies we may acquire;

•	additional costs due to differences in culture, geographic locations and duplication of key talent;

•	acquisition-related accounting charges affecting our balance sheet and operations;

•	dilution to our current stockholders from the issuance of equity securities; and

•	potential loss of key employees or customers of the acquired company.

In the event we enter into any acquisition agreements, closing of the transactions could be delayed or prevented by regulatory approval requirements, including antitrust review, or other conditions. We may not be successful in addressing these risks or any other problems encountered in connection with any attempted acquisitions, and we could assume the economic risks of such failed or unsuccessful acquisitions.

Our business may be significantly impacted by a change in the economy, including any resulting effect on consumer spending.

Our business may be affected by changes in the economy generally, including any resulting effect on consumer spending specifically. Our products and services are discretionary purchases, and consumers may reduce their discretionary spending on our products and services during an economic downturn such as the economic downturn experienced during 2008 and 2009. Although we have not experienced a material increase in subscription cancellations or a material reduction in subscription renewals, we may yet experience such an increase or reduction in the future, especially if employment and personal income do not improve. Conversely, consumers may spend more time using the Internet during an economic downturn and may have less time for our products and services in a period of economic growth. In addition, media prices may increase in a period of economic growth, which could significantly increase our marketing and advertising expenses. As a result, our business, financial condition and results of operations may be significantly affected by changes in the economy generally.

The loss of one or more of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could harm our business.

We depend on the continued service and performance of our key personnel, including Timothy Sullivan, our President and Chief Executive Officer. We do not maintain key man insurance on any of our officers or key employees. We also do not have long-term employment agreements with any of our officers or key employees. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.

Several of our key personnel have only recently been employed by us, and we are still in the process of assimilating and integrating these personnel into our operations. Our failure to successfully integrate these key employees into our business could adversely affect our business.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the size or type of stock option awards that job candidates may require to join our company. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We are subject to additional regulatory compliance matters as a result of becoming a public company, which compliance includes Section 404 of the Sarbanes-Oxley Act of 2002, and our management has limited experience managing a public company. Failure to comply with these regulatory matters could harm our business.

In November 2009, we became a public company and have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, and we may not successfully or efficiently manage this transition. We expect rules and regulations such as the Sarbanes-Oxley Act of 2002 will increase our legal and finance compliance costs and make some activities more time-consuming than in the past. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company. Furthermore, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2010. Section 404 compliance efforts may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective, we could be subject to sanctions or investigations by the Nasdaq Stock Market, SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Furthermore, whether or not we comply with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement necessary procedures or changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. If we are unable to retain enough independent directors to our board to meet the listing standards of the Nasdaq Stock Market by the deadlines set by the exchange, it could affect our continued listing on the exchange.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

Any expenses or liability resulting from litigation could adversely affect our results of operations and financial condition.

From time to time, we may be subject to claims or litigation. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, require us to accept returns of software products, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages. For example, we have recently received a letter from Shutterfly, Inc., alleging infringement by our MyCanvas.com Web site. Based on our investigation to date, we believe that the identified claims either are not valid or are not currently infringed by us and we do not believe that the resolution of these claims will have a material impact on our financial condition. While MyCanvas.com revenues have represented a small percentage of our total revenue, intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our results of operations or cash flows. In addition, on September 16, 2009, we settled a claim with respect to the timeliness and accuracy of a content index we created. The settlement resulted in an expense of approximately $2.3 million in 2009.

Risks Related to Intellectual Property

If our intellectual property and technologies are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

Our future success and competitive position depend in part on our ability to protect our proprietary technologies and intellectual property. We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary technologies and intellectual property. In the United States, we currently have three patents issued, and we have a number of patents pending relating to digitization, indexing, storage, correlation, search and display of content. Ancestry.com, myfamily.com and Family Tree Maker are among our registered trademarks. In addition, in the United States, we have filed various trademark applications for certain aspects of our technologies, and we have also filed trademark applications in certain foreign countries for the Ancestry and other Web site names. Many of our trademarks contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Because of this concern, we have elected not to file applications with respect to certain of our trademarks, and some of our trademarks for which we have filed applications may not be protectable. We also possess intellectual property rights in aspects of our digital content, search technology, software products and digitization and indexing processes. However, our digital content is not protected by any registered copyrights or other registered intellectual property or statutory rights. Rather, our digital content is protected by user agreements that limit access to and use of our data, and by our proprietary indexing and search technology that we apply to make our digital content searchable. Compliance with use restrictions is difficult to monitor, and our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.

There can be no assurance that the steps we take will be adequate to protect our technologies and intellectual property, that our patent and trademark applications will lead to issued patents and registered trademarks, that others will not develop or patent similar or superior technologies, products or services, or that our patents, trademarks and other intellectual property will not be challenged, invalidated or circumvented by others. Furthermore, the intellectual property laws of other countries at which our Web sites are or may be in the future be directed may not protect our products and intellectual property rights to the same extent as the laws of the United States. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, both in the United States and in other countries. In addition, third parties may knowingly or unknowingly infringe our patents, trademarks and other intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights. Any such litigation could be very costly and could divert management attention and resources. If the protection of our technologies and intellectual property is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our subscription services and methods of operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

We also expect that the more successful we are, the more likely it will become that competitors will try to develop products that are similar to ours, which may infringe on our proprietary rights. It may also be more likely that competitors will claim that our products and services infringe on their proprietary rights. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, reputation and competitive position could be harmed.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information. Failure to protect our proprietary information could make it easier for third parties to compete with our products and harm our business.

A substantial amount of our tools and technologies are protected by trade secret laws. In order to protect our proprietary technologies and processes, we rely in part on security measures, as well as confidentiality agreements with our employees, licensees, independent contractors and other advisors. These measures and agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We could potentially lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our business, revenue, reputation and competitive position.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our Web sites and marketing and advertising activities.

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technologies, business processes and the content on our Web sites. We use intellectual property licensed from third parties in merchandising our products and marketing and advertising our services. From time to time, third parties may allege that we have violated their intellectual property rights. If there is a claim against us for infringement, misappropriation, misuse or other violation of third party intellectual property rights, and we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely basis, our business and competitive position may be adversely affected. Many companies are devoting significant resources to obtaining patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents relevant to our technologies and business. If we are forced to defend ourselves against intellectual property infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, limitations on our ability to use our current Web sites or inability to market or provide our products or services. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our merchandizing or marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. In addition, many of our co-branding, distribution and other partnering agreements require us to indemnify our partners for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling in such an action.

In addition, as a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of data and materials that we publish or distribute. These claims could potentially arise with respect to both company-acquired content and user-generated content. Litigation to defend these claims could be costly and any other liabilities we incur in connection with the claims may harm our business, financial condition and results of operations.

If we are unable to protect our domain names, our reputation and brand could be affected adversely, which would adversely affect our subscriber base, and therefore adversely affect our revenues.

We have registered domain names for Web site destinations that we use in our business, such as Ancestry.com, Genealogy.com and myfamily.com. However, if we are unable to maintain our rights in these domain names, our competitors could capitalize on our brand recognition by using these domain names for their own benefit. In addition, our competitors could capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere, and in many countries the top-level domain names “ancestry” or “genealogy” are owned by other parties. Though we own the “ancestry.co.uk” domain name in the United Kingdom, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the “ancestry” and “genealogy” domain names. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies from jurisdiction to jurisdiction and is unclear in some jurisdictions. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of, our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and divert management attention. We may not prevail if any such litigation is initiated.

Risks Related to our Corporate Structure

Our share price may be volatile due to fluctuations in our operating results and other factors, each of which could cause our stock price to decline.

Our revenues, expenses and results of operations have fluctuated in the past and are likely to do so in the future from quarter to quarter and year to year due to the risk factors described in this section and the factors described below and elsewhere in this Annual Report:

•	actual or anticipated fluctuations in our key operating metrics, financial condition and operating results;

•	a greater than expected loss of existing subscribers;

•	a negative change in one or more of our key metrics;

•	actual or anticipated changes in our growth rate;

•	issuance of new or updated research or reports by securities analysts;

•	our announcement of actual results for a fiscal period that are higher or lower than projected or expected results or our announcement of revenue or earnings guidance that is higher or lower than expected;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	sales or expected sales of additional common stock;

•	announcements from, or operating results of, our competitors; or

•	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If an insufficient number of securities or industry analysts publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading of our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If analysts stop covering us, or if too few analysts cover us, the trading price of our stock would likely decrease. If one or more of the analysts who cover us downgrade our stock, our stock price will likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline

Our principal stockholder and its affiliates own a majority of our outstanding common stock, and their interests may not always coincide with the interests of the other holders of our common stock.

As of December 31, 2009, Spectrum Equity Investors V, L.P. and certain of its affiliates beneficially owned in the aggregate shares representing approximately 55% of our outstanding voting power. Two persons associated with Spectrum Equity Investors V, L.P. currently serve on our board of directors. As a result, Spectrum Equity Investors V, L.P. and certain of its affiliates effectively control all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of Spectrum Equity Investors V, L.P. and certain of its affiliates may not always coincide with the interests of the other holders of our common stock.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. For example, our board of directors has the authority to issue up to five million shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock. Our amended and restated certificate of incorporation requires that any action to be taken by stockholders must be taken at a duly called meeting of stockholders, which may only be called by our board of directors, the chairperson of our board of directors or the chief executive officer, with the concurrence of a majority of our board of directors, and may not be taken by written consent. Our amended and restated bylaws also require that any stockholder proposals or nominations for election to our board of directors meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations. In addition, we have a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change membership of a majority of our board of directors.

Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in our market price being lower than it would without these provisions.

Substantial sales of our common stock by our stockholders, including sales pursuant to 10b5-1 plans, could depress our stock price regardless of our operating results.

Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. On November 10, 2009 we completed our initial public offering of 7.4 million shares of common stock on the Nasdaq Global Select Market. As of February 18, 2010, we had approximately 35.0 million additional shares of common stock outstanding along with options to purchase approximately 6.9 million common shares vested and exercisable that were subject to lock-up agreements executed in connection with our initial public offering. The lock-up agreements related to our initial public offering will expire with the opening of the securities markets on May 4, 2010, or depending on the timing of our next earnings release, announcement of an earnings release or other material event, up to 18 days thereafter. When the lock-up agreements expire, substantially all of our outstanding common stock will become eligible for sale as will common stock issuable under vested and exercisable stock options. If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, including sales pursuant to 10b5-1 plans, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 160,000 square feet of space worldwide, including approximately 120,000 square feet of Class A office space for our corporate headquarters in Provo, Utah, where we employ the majority of our employees. We believe that the space is adequate for our current needs and anticipated growth. Our Provo lease expires in April 2016 and we have the right to extend the lease for an additional five years. We also maintain various offices worldwide, including facilities in San Francisco, California and London, England. The leases for these offices expire at varying times from 2010 to 2012.

Our Web sites are hosted on hardware and software co-located at a third-party facility in Salt Lake City, Utah. We believe that our leased space at this facility is both suitable and adequate for our current development plans and our anticipated growth. Our lease at this facility expires at the end of 2012, though each party has the option to terminate the lease at the end of 2011 by giving notice of its intent to do so before the end of 2010.

Item 3.	Legal Proceedings

In August 2009, we received a letter from counsel to Shutterfly, Inc., alleging infringement of certain of its patents by our operation of our MyCanvas.com Web site. If litigation were to commence, we believe that we have substantive and meritorious defenses to these claims and would contest any claim vigorously.

In addition, we are party to other legal proceedings arising in the ordinary course of business and may become subject to additional proceedings in the future. While management does not believe that any pending legal claim or proceeding will be resolved in a manner that would have a material adverse effect on our business, we cannot assure you of the ultimate outcome of any legal proceeding or contingency in which we are or may become involved.

Item 4.	Submission of Matters to a Vote of Securities Holders

During the fourth quarter of 2009, prior to our initial public offering, we submitted certain matters to our stockholders for approval. Certain of our stockholders, acting by written consent, approved (i) the amendment and restatement of our certificate of incorporation, to be effective upon the closing of the initial public offering, and the amendment and restatement of our bylaws and (ii) a 1-for-2 reverse split of our common stock, effected by the amendment to the certificate of incorporation in effect at the time of the stock split.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The Nasdaq Global Select Market since November 5, 2009 under the symbol “ACOM.” The following table sets forth the high and low sales price for our common stock as reported by The Nasdaq Global Select Market for the period indicated.

	High	Low

Fourth quarter 2009 (beginning November 5, 2009)	16.32	12.80

As of February 18, 2010, we had approximately 76 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares, for the period from November 5, 2009 through December 31, 2009, the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Composite Index and the S&P North American Technology Internet Index. Measurement points are the closing price on November 5, 2009, the initial trading day of our common stock, November 30, 2009 and December 31, 2009. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the NASDAQ Composite Index and the stocks represented in the S&P North American Technology Internet Index, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of 21 stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance:

COMPARISON OF CUMULATIVE TOTAL RETURN OF ANCESTRY.COM INC., NASDAQ COMPOSITE
INDEX, AND S&P NORTH AMERICAN TECH INTERNET INDEX

ASSUMES $100 INVESTED ON NOV. 05, 2009
ASSUMES ALL DIVIDENDS, IF ANY, REINVESTED
PERIOD ENDED DEC. 31, 2009

Recent Sales of Unregistered Securities and Use of Proceeds

From January 1, 2009 through November 4, 2009, we granted to our employees, directors and consultants options to purchase an aggregate of 1,898,909 shares of our common stock under the Generations Holding, Inc. 2008 Stock Purchase and Option Plan at prices ranging from $5.50 to $13.50 per share for an aggregate purchase price of $13,582,428. On November 4, 2009, the Generations Holding, Inc. 2008 Stock Purchase and Option Plan was replaced with the 2009 Stock Incentive Plan. No options were issued under the 2009 Stock Incentive Plan during 2009.

From January 1, 2009 through December 31, 2009, our employees exercised options to purchase 25,250 shares of our common stock pursuant to options issued under the MyFamily.com, Inc. 1998 Stock Plan at prices ranging from $0.24 to $4.60 per share for an aggregate purchase price of $69,195.

From January 1, 2009 through December 31, 2009, our employees exercised options to purchase 113,191 shares of our common stock pursuant to options issued under the MyFamily.com, Inc. 2004 Stock Plan at prices ranging from $4.60 to $4.70 per share for an aggregate purchase price of $521,189.

From January 1, 2009 through December 31, 2009, our employees exercised options to purchase 5,496 shares of our common stock pursuant to options issued under the Generations Holding, Inc. 2008 Stock Purchase and Option Plan at prices ranging from $5.40 to $5.50 per share for an aggregate purchase price of $29,928.

No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and option agreements issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

On November 4, 2009, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-160986) for our initial public offering. The offering commenced immediately thereafter and was completed on November 10, 2009 at a price of $13.50 per share. Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representatives of the several underwriters.

We registered and sold 4,074,074 shares of common stock for an aggregate purchase price of $55.0 million. The selling stockholders registered and sold 3,333,333 shares of common stock for an aggregate purchase price of $45.0 million. The net offering proceeds received by us after deducting total estimated expenses were $47.8 million. Our estimated expenses incurred of $7.2 million consisted of $3.8 million in underwriting discounts, fees and commissions and $3.4 million in other offering expenses. No payments for such expenses were made directly or indirectly to any of our officers, directors or their associates, to any persons owning 10% or more of any class of our equity securities or to any of our affiliates. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders.

We used $12.5 million of the net proceeds to repay a portion of the amount outstanding under our credit facility with CIT Lending Services Corporation, as Administrative Agent, and certain other financial institutions. We are required to make payments totaling $28.4 million on our credit facility in 2010, which we expect to pay with cash on hand, including the net proceeds from our initial public offering. We expect to use the remainder of the net proceeds for working capital and general corporate purposes. We may also use a portion of the proceeds to expand our current business through acquisitions or investments in other strategic businesses, products or technologies. We have invested the net proceeds in short-term interest-bearing, U.S. Government agency securities and money market funds pending their use as described above.

Issuer Purchase of Equity Securities

None.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We intend to retain our future earnings, if any, to fund our growth and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, our credit facility prohibits us from paying cash dividends.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The tables on the following pages set forth the selected consolidated financial and operating data as of and for the periods indicated. The selected consolidated statements of operations data presented below for the years ended December 31, 2005 and 2006 and the balance sheet data as of December 31, 2005, 2006 and 2007 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm, and which are not included in this Annual Report. The selected consolidated statements of operations data presented below for the predecessor period from January 1, 2007 through December 5, 2007, the successor period from December 6, 2007 through December 31, 2007 and the years ended December 31, 2008 and 2009 and the balance sheet data as of December 31, 2008 and 2009 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP and which are included in this Annual Report. You should read the selected consolidated financial data presented on the following pages in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Predecessor			Successor
			Period from	Period from
			Jan. 1, 2007	Dec. 6, 2007
	Year Ended December 31,		through	through	Year Ended December 31,
	2005	2006	Dec. 5, 2007	Dec. 31, 2007	2008	2009
	(In thousands, except per share data)

Operations Data:
Subscription revenues	$126,031	$137,643	$141,141	$11,692	$181,391	$207,707
Product and other revenues	14,228	12,909	12,269	1,278	16,200	17,195
Total revenues	140,259	150,552	153,410	12,970	197,591	224,902
Total cost of revenues	28,572	31,039	36,142	2,962	43,614	46,323
Total operating expenses	99,505	108,895	106,040	10,358	138,257	146,618
Income (loss) from operations	12,182	10,618	11,228	(350)	15,720	31,961
Net income (loss)	8,144	8,149	7,771	(1,303)	2,384	21,295
Net income per common share:(1)
Basic					$0.06	$0.55

Diluted					$0.06	$0.51

(1)	In connection with the Spectrum investment, we were recapitalized. As a result, the capital structure of our predecessor is not comparable to that of the successor. Accordingly, net income per common share is not comparable or meaningful for periods prior to 2008 and has not been presented.

	Predecessor		Successor
	As of December 31,
	2005	2006	2007	2008	2009
			(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$38,113	$43,219	$12,277	$40,121	$100,272
Total assets	140,126	140,640	476,212	477,975	523,348
Deferred revenues	56,714	52,307	56,730	61,178	69,711
Long-term debt (including current portion)	25,000	15,000	140,000	133,000	100,025
Total liabilities	102,229	95,129	263,830	258,187	228,458
Total stockholders’ equity	37,897	45,511	212,382	219,788	294,890

	Predecessor			Successor
			Period from	Period from
			Jan. 1, 2007	Dec. 6, 2007
	Year Ended December 31,		through	through	Year Ended December 31,
	2005	2006	Dec. 5, 2007	Dec. 31, 2007	2008	2009
	(In thousands)

Other Financial Data:
Adjusted EBITDA(1)(3)	$23,513	$30,455	$39,344	$3,755	$62,645	$71,585

Free cash flow(2)(3)	(3,586)	4,212	14,025	1,774	31,712	29,613

(1)	Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus net interest (income) expense; income tax expense; non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; other (income) expense and expenses associated with the Spectrum investment, such as in-process research and development and transaction related expenses.

(2)	Free cash flow. We define free cash flow as net income (loss) plus net interest (income) expense; income tax expense; non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; other (income) expense and expenses associated with the Spectrum investment, such as in-process research and development and transaction related expenses, and minus capitalization of content database costs, capital expenditures and cash paid for income taxes and interest.

(3)	Income from operations and net income, and therefore adjusted EBITDA and free cash flow, include an expense related to a settlement in the third quarter of 2009 of a claim regarding the timeliness and accuracy of a content index we created. The settlement resulted in an expense of approximately $2.3 million in 2009.

We believe adjusted EBITDA and free cash flow are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA and free cash flow as supplemental measures to evaluate the overall operating performance of companies. Adjusted EBITDA and free cash flow are financial data that are not calculated in accordance with GAAP. The table in Item 6 Selected Financial Data in this Annual Report provides a reconciliation of these non-GAAP financial measures to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP. We prepare adjusted EBITDA and free cash flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures.

Our management uses adjusted EBITDA and free cash flow as measures of operating performance; as factors when determining management’s incentive compensation; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; and in communications with our board of directors concerning our financial performance. Management believes that the use of adjusted EBITDA and free cash flow provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Management believes that it is useful to exclude non-cash charges such as depreciation, amortization, impairment of intangible assets and stock-based compensation from adjusted EBITDA and free cash flow because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be.

Although adjusted EBITDA and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA and free cash flow each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

Some of these limitations are:

•	adjusted EBITDA and free cash flow do not reflect our future requirements for contractual commitments and adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures;

•	adjusted EBITDA and free cash flow do not reflect changes in, or cash requirements for, our working capital;

•	adjusted EBITDA does not reflect interest income or interest expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes;

•	adjusted EBITDA and free cash flow do not reflect the non-cash component of employee compensation;

•	although depreciation, amortization and impairment of intangible assets are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and adjusted EBITDA and free cash flow do not reflect any cash requirements for these replacements;

•	adjusted EBITDA and free cash flow do not reflect acquired in-process research and development charges; and

•	other companies in our industry may calculate adjusted EBITDA or free cash flow or similarly titled measures differently than we do, limiting their usefulness as comparative measures.

The following table presents a reconciliation of our adjusted EBITDA and free cash flow to net income (loss), the most comparable GAAP measure, for each of the periods identified.

	Predecessor			Successor
			Period from	Period from
			Jan. 1, 2007	Dec. 6, 2007
	Year Ended December 31,		through	through	Year Ended December 31,
	2005	2006	Dec. 5, 2007	Dec. 31, 2007	2008	2009
			(In thousands)

Reconciliation of adjusted EBITDA and free cash flow to net income (loss):
Net income (loss)	$8,144	$8,149	$7,771	$(1,303)	$2,384	$21,295
Interest (income) expense, net	211	(1,292)	(1,295)	857	11,483	5,347
Income tax expense	5,086	4,595	5,018	103	1,845	5,340
Depreciation expense	7,598	9,559	10,594	754	10,732	10,936
Amortization expense	4,767	6,489	7,094	1,974	30,046	23,214
Stock-based compensation	(1,344)	3,789	898	77	4,672	5,474
Other (income) expense, net	(1,259)	(834)	(266)	(7)	8	(21)
Impairment of intangible assets and acquired in-process research and development	310	—	—	1,300	1,475	—
Transaction related expenses	—	—	9,530	—	—	—

Adjusted EBITDA	$23,513	$30,455	$39,344	$3,755	$62,645	$71,585

Capitalization of content database costs	(11,521)	(11,285)	(10,591)	(1,129)	(8,965)	(9,398)
Purchase of property and equipment	(11,873)	(10,127)	(10,572)	(852)	(11,621)	(13,362)
Cash paid for interest	(1,480)	(1,031)	(756)	—	(10,068)	(7,740)
Cash paid for income taxes	(2,225)	(3,800)	(3,400)	—	(279)	(11,472)

Free cash flow	$(3,586)	$4,212	$14,025	$1,774	$31,712	$29,613

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion together with Item 6 “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this Annual Report. See “Forward-Looking Statements.”

Company Overview

Ancestry.com is the world’s largest online resource for family history, with more than one million paying subscribers around the world as of December 31, 2009. Our mission is to help everyone discover, preserve and share their family history. Our subscribers use our proprietary online platform, extensive digital historical record collection, and easy-to-use technology to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories with their families. We offer our service on a subscription basis, typically annual or monthly. These subscribers are our primary source of revenue. We charge each subscriber the full price for their subscription at the commencement of their subscription period and at each renewal date. The predominantly annual commitments of our subscribers enhance management’s near-term visibility on our revenues and provide working capital benefits, which we believe enable us to more effectively manage the growth of our business.

We operated as The Generations Network, Inc., which we refer to as the predecessor, until December 5, 2007. On December 5, 2007, Generations Holding, Inc., which we refer to as the successor, acquired The Generations Network, Inc. in connection with an investment by Spectrum Equity Investors V, L.P. and certain of its affiliates. The successor was created for the sole purpose of acquiring The Generations Network, Inc. and had no prior operations. Immediately following that transaction, which we refer to as the Spectrum investment, Spectrum and certain of its affiliates held approximately 67% of the outstanding shares of our common stock. In July 2009, to better align our corporate identity with the premier branding of Ancestry.com, Generations Holding changed its name to Ancestry.com Inc. Primarily as a result of the consummation of our initial public offering in November, 2009, Spectrum’s ownership percentage was reduced. Spectrum and certain of its affiliates now hold approximately 55% of the outstanding shares of our common stock. As a result of the accounting for the Spectrum investment, our fiscal year 2007 is divided into a predecessor period from January 1, 2007 through December 5, 2007 and a successor period from December 6, 2007 through December 31, 2007.

Our goal is to remain the leading online resource for family history and to grow our subscriber base in the United States and around the world by offering a superior value proposition to anyone interested in learning more about their family history. We will focus on retaining our loyal base of existing subscribers, on acquiring new subscribers and on expanding the market to new consumers.

We believe our previous investments in technology and content have provided us a foundation for a scalable business model that will help us to increase our margins over the long term and effectively manage our costs as our business grows. However, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings and acquiring new and relevant content, and also to expanding awareness of our brand and category through marketing, which may reduce our margins in the near term.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The following key operating metrics reflect data with respect to the Ancestry.com Web sites and exclude our other subscription-based Web sites, such as myfamily.com and Genealogy.com.

•	Total subscribers. A subscriber is an individual who pays for renewable access to one of our Ancestry.com Web sites. Total subscribers is defined as the number of subscribers at the end of the relevant period.

•	Monthly churn. Monthly churn is a measure representing the number of subscribers that cancel in the quarter divided by the sum of beginning subscribers and subscriber additions during the quarter. To arrive at monthly churn, we divide the result by three. Management uses this measure to determine the health of our subscriber base.

•	Subscriber acquisition cost. Subscriber acquisition cost is external marketing and advertising expense, divided by total subscriber additions in the period. Management uses this metric to determine the efficiency of our marketing and advertising programs in acquiring new subscribers.

•	Average monthly revenue per subscriber. Average monthly revenue per subscriber is total subscription revenues earned in the period from subscriptions to one of the Ancestry.com Web sites divided by the average number of subscribers in the period, divided by the number of months in the period. The average number of subscribers for the period is calculated by taking the average of the beginning and ending number of subscribers for the period.

A significant number of our renewals occur in the first quarter of each year. Because we recognize subscription revenues ratably over the subscription period, this trend generally has not resulted in a material seasonal impact on our revenues, but may result in a seasonal effect on one or more of the key business metrics described above.

The following represents our performance highlights for the periods presented:

	Year Ended December 31,
	2007	2008	2009

Total subscribers	832,193	913,683	1,066,123
Subscriber additions(1)	479,663	556,045	673,991
Monthly churn(1)	3.5%	4.0%	3.8%
Subscriber acquisition cost(1)	$70.96	$71.99	$72.46
Average monthly revenue per subscriber(1)	$14.83	$16.09	$16.55

(1)	In connection with the Spectrum investment in December 2007, we were recapitalized. As a result, amounts used to determine these metrics are based on both the predecessor and successor periods as it is not meaningful to present these metrics separately for the two periods in 2007.

Components of Consolidated Statements of Operations

Revenues

Subscription revenues.  We derive subscription revenues primarily from providing access to our services via our various Ancestry.com Web sites. Subscription revenues are recognized ratably over the subscription period which consists primarily of annual and monthly subscriptions, net of estimated cancellations. We typically charge each subscriber’s credit card for the full price for their subscription at the commencement of their subscription period and at each renewal date (whether annual or monthly), unless they cancel their subscription before the renewal date. The amount of unrecognized revenues is recorded in deferred revenue. We have established an allowance for sales returns based on historical subscription cancellations. Actual customer subscription cancellations are charged against the allowance or deferred revenue to the extent that revenue has not yet been recognized. When people sign up for trial subscriptions, we automatically charge their credit card for a subscription at the end of the trial period unless they cancel before the end of the trial period. Registered users that accept the offer of a 14-day free trial are not billed for services until after the 14-day trial period. Revenue is recognized over the subscription period once billed. No revenue is recognized or allocated to the 14-day free trial period. Subscription revenues from our Ancestry.com Web sites accounted for 95% of the total subscription revenues for the year ended December 31, 2009. Subscription revenues also include annual subscriptions to our myfamily.com Web site and other subscription-based services.

A majority of our subscription revenues are derived from subscribers in the United States. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of which of our Web sites the person subscribes. The following presents subscription revenue by geographic region (in thousands):

	Predecessor	Successor
	Period from,	Period from
	Jan. 1, 2007	Dec. 6, 2007
	through	through	Year Ended December 31,
	Dec. 5, 2007	Dec. 31, 2007	2008	2009

United States	$106,101	$8,633	$134,112	$156,150
United Kingdom	27,181	2,321	33,223	34,402
All other countries	7,859	738	14,056	17,155

Total subscription revenues	$141,141	$11,692	$181,391	$207,707

Product and other revenues.  Product and other revenues includes sales of desktop software (Family Tree Maker), vital records certificates, DNA testing (Ancestry.com DNA), advertising and other products and services. Revenues related to these products are recognized upon shipment of product or fulfillment of services, as applicable.

Cost of Revenues

Cost of subscription revenues.  Cost of subscription revenues consist of amortization of our database content costs, depreciation expense on web servers and equipment, credit card processing fees, web hosting costs, royalty costs on certain content licensed from others, personnel-related costs for database content support and subscriber services personnel.

Cost of product and other revenues.  Cost of product and other revenues consist of our direct costs to purchase the products, shipping costs, credit card processing fees, personnel-related costs of warehouse personnel, warehouse storage costs and royalties on products licensed from others.

Personnel-related costs for each category of cost of revenues and operating expenses include salaries, bonuses, stock-based compensation and employee benefit costs.

Operating Expenses

Technology and development.  Technology and development expenses consist of personnel-related costs incurred in product development, maintenance and testing of our Web sites, enhancing our record search and linking technologies, developing solutions for new product lines, internal information systems and infrastructure, third-party development, and other internal-use software systems. Our development costs are primarily based in the United States and are primarily devoted to providing accessibility to content and tools for individuals to do family history research. We expect our investment in technology and development to increase in 2010 as we invest in personnel and other resources to further improve our service.

Marketing and advertising.  Marketing and advertising expenses consist primarily of direct expenses related to television and online advertising and personnel-related expenses. Marketing and advertising costs are principally incurred in the United States, United Kingdom, Australia and Canada. We expect marketing expenses to increase in absolute dollars, in part due to higher media costs, but to remain relatively stable in the near future as a percentage of revenues, except for an increase in marketing expenses in the first half of 2010 related to product integration on the U.S. version of the television show “Who Do You Think You Are?” which is currently scheduled to be aired in early March 2010 in primetime on NBC. We do not control the release of this television show and cannot be sure if or when it will be released or if it will have any effect on our revenues or results of operations. If our revenues increase as a result of interest in Ancestry.com attributable to the airing of this program, such increase may not be sustainable over time.

General and administrative.  General and administrative expenses consist principally of personnel-related expenses for our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional fees and other general corporate expenses, including settlement of legal claims.

We expect our general and administrative expenses to increase in 2010 due to the compliance costs of being a public company; we expect our accounting, legal and personnel-related expenses and directors and officers insurance costs to increase as we institute and monitor a more comprehensive compliance and board governance function, maintain and review internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and prepare and distribute periodic reports and other materials.

Amortization of acquired intangible assets.  Amortization of acquired intangible assets is the amortization expense associated with subscriber relationships and contracts, core technologies, and intangible assets, including trademarks and tradenames, resulting from the Spectrum investment.

Transaction related expenses.  Transaction related expenses consist of one-time costs of our predecessor company associated with the Spectrum investment.

Other Income (Expense)

Interest expense.  Interest expense includes the interest expense associated with our long-term debt and amortization of debt-issuance costs. Our interest expense varies based on the level of debt outstanding and changes in interest rates.

Interest income.  Interest income includes interest earned on cash and cash equivalents and short-term investments.

Income tax expense.  Income tax expense consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances at the time made, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.

We consider the assumptions and estimates associated with recoverability of intangible assets, the period of amortization of our database content costs, stock-based compensation and income taxes to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 to our consolidated financial statements included in this Annual Report.

Recoverability of Intangible Assets, Including Goodwill

Intangible assets consist of content database costs, subscriber relationships and contracts, technologies, trade names and trademarks, and other intangible assets. Intangible assets acquired in a business combination are measured at fair value at the date of acquisition. We amortize all intangible assets, except for acquired subscriber relationships, on a straight line basis over their expected lives. Acquired subscriber relationships were amortized on a straight-line basis prior to the acquisition of our predecessor and, subsequent to the acquisition, are amortized based on the rate of attrition of subscribers used to calculate the fair value of the intangible asset in the acquisition and purchase price allocation.

We review our indefinite-lived intangible assets for impairment at least annually or as indicators of impairment exist based on comparing the fair value of the asset to the carrying value of the asset in accordance with GAAP. Goodwill is currently our only indefinite-lived intangible asset. We perform our annual goodwill impairment test in the fourth quarter. Our goodwill impairment test requires the use of fair-value techniques, which are inherently subjective.

We are a single reporting unit therefore goodwill is evaluated on an enterprise basis using the income and market value approaches. These approaches use estimated future cash flows and market multiples for revenue and earnings. Estimates are based on historical experience, anticipated operating activity, and weighted average cost of capital. Based on our analysis of goodwill in the fourth quarter of 2008 and 2009, no impairment was indicated.

We evaluate the recoverability of our long-lived assets in accordance with GAAP, which requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. We recognize impairment, if any, in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on our analysis of long-lived assets, we recorded impairment of approximately $1.5 million for the year ended December 31, 2008 related to a database content set we were developing for release in China. The impairment was expensed to cost of subscription revenues for the year ended December 31, 2008. No impairment of long-lived assets was indicated for the year ended December 31, 2009.

Amortization of Our Content Database Costs

Our content database costs consist of historical information that has been digitized and indexed to allow subscribers to search and view our content online. Content database costs include the costs to acquire or license the historical data, costs incurred by our employees or by third parties to scan the content, and costs to have the content keyed and indexed in order to be searchable. Among the most utilized content in our databases are the United States and United Kingdom census records which are ordinarily released by government entities every ten years. We amortize our content database costs on a straight-line basis over ten years after the content is released for viewing on our Web sites.

Stock-Based Compensation

We have stock-based compensation plans which allow for the issuance of stock options and restricted stock to employees, officers, directors, and consultants. To date we have only issued stock options under these plans. We account for stock-based compensation by amortizing the fair value of each stock option over the requisite service period. Fair value of each award is calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires various highly judgmental assumptions including fair value of the underlying stock, volatility, expected option life, risk-free interest rate, and expected dividends. As of each stock option grant date, we reviewed an average of the disclosed year-end volatility of a group of companies that we considered peers based on a number of factors including, but not limited to, similarity to us with respect to industry, business model, stage of growth, financial risk or other factors, along with considering the future plans of our company to determine the appropriate volatility. The expected life was based on our historical stock option activity. The risk-free interest rate was determined by reference to the United States Treasury rates with the remaining term approximating the expected life assumed at the date of grant. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. We estimate the forfeiture rate based on our historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. If any of the assumptions used in the Black-Scholes model change significantly or actual forfeiture rate is different than our estimate, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Prior to November 5, 2009, the date our common stock began trading on a national exchange, the fair value of common stock had been determined by the board of directors at each grant date based on a variety of factors, including arm’s-length sales of our common stock, periodic valuations of our common stock, our financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies and the illiquid nature of common stock. Since our initial public offering, we determine the fair value of our common stock based on the closing price of our common stock on the stock option grant date.

Income taxes

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. GAAP has a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate or changes in tax laws. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe it is more likely than not that the deferred tax assets recorded on our balance sheet will ultimately be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Results of Operations

The following table sets forth, for the periods presented, our consolidated statements of operations. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” consolidated statements of operations data for the predecessor period from January 1, 2007 through December 5, 2007, the successor period from December 6, 2007 through December 31, 2007 and the years ended December 31, 2008 and 2009 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes.

	Predecessor	Successor
	Period from	Period from
	Jan. 1, 2007	Dec. 6, 2007
	through	through	Year Ended December 31,
	Dec. 5, 2007	Dec. 31, 2007	2008	2009
		(In thousands, except per share data)

Revenues:
Subscription revenues	$141,141	$11,692	$181,391	$207,707
Product and other revenues	12,269	1,278	16,200	17,195

Total revenues	153,410	12,970	197,591	224,902
Costs of revenues:
Cost of subscription revenues	33,590	2,462	38,187	40,183
Cost of product and other revenues	2,552	500	5,427	6,140

Total cost of revenues	36,142	2,962	43,614	46,323

Gross profit	117,268	10,008	153,977	178,579
Operating expenses:
Technology and development	31,255	3,517	33,206	36,236
Marketing and advertising	42,400	3,157	52,341	61,625
General and administrative	20,723	2,142	28,931	32,540
Amortization of acquired intangible assets	2,132	1,542	23,779	16,217
Transaction related expenses	9,530	—	—	—

Total operating expenses	106,040	10,358	138,257	146,618

Income (loss) from operations	11,228	(350)	15,720	31,961
Other income (expense):
Interest expense	(756)	(1,146)	(12,355)	(6,139)
Interest income	2,051	289	872	792
Other income (expense), net	266	7	(8)	21

Income (loss) before income taxes	12,789	(1,200)	4,229	26,635
Income tax expense	(5,018)	(103)	(1,845)	(5,340)

Net income (loss)	$7,771	$(1,303)	$2,384	$21,295

Net income per common share:(1)
Basic			$0.06	$0.55

Diluted			$0.06	$0.51

(1)	In connection with the Spectrum investment, we were recapitalized. As a result, the capital structure of our predecessor is not comparable to that of the successor. Accordingly, net income per common share is not comparable or meaningful for periods prior to 2008 and has not been presented.

The following table sets forth, for the periods presented, our consolidated statements of operations as a percentage of total revenues. The information contained in the table below should be read in conjunction with the consolidated financial statements and the related notes in this Annual Report.

	Predecessor	Successor
	Period from	Period from
	Jan. 1, 2007	Dec. 6, 2007	Year Ended
	through	through	December 31,
	Dec. 5, 2007	Dec. 31, 2007	2008	2009

Revenues:
Subscription revenues	92.0%	90.1%	91.8%	92.4%
Product and other revenues	8.0	9.9	8.2	7.6

Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	21.9	19.0	19.3	17.9
Cost of product and other revenues	1.7	3.8	2.8	2.7

Total cost of revenues	23.6	22.8	22.1	20.6

Gross profit	76.4	77.2	77.9	79.4
Operating expenses:
Technology and development	20.4	27.1	16.8	16.1
Marketing and advertising	27.6	24.4	26.5	27.4
General and administrative	13.5	16.5	14.7	14.5
Amortization of acquired intangible assets	1.4	11.9	12.0	7.2
Transaction related expenses	6.2	—	—	—

Total operating expenses	69.1	79.9	70.0	65.2

Income (loss) from operations	7.3	(2.7)	7.9	14.2
Other income (expense):
Interest expense	(0.5)	(8.8)	(6.2)	(2.7)
Interest income	1.3	2.2	0.4	0.3
Other income (expense), net	0.2	0.1	(0.0)	(0.0)

Income (loss) before income taxes	8.3	(9.2)	2.1	11.8
Income tax expense	(3.2)	(0.8)	(0.9)	(2.3)

Net income (loss)	5.1	(10.0)	1.2	9.5

Years Ended December 31, 2007, 2008 and 2009

Revenues

	Predecessor	Successor
	Period from	Period from
	Jan. 1, 2007	Dec. 6, 2007
	through	through	Year Ended December 31,
	Dec. 5, 2007	Dec. 31, 2007	2008	2009
		(In thousands)

Subscription revenues	$141,141	$11,692	$181,391	$207,707
Product and other revenues	12,269	1,278	16,200	17,195

Total revenues	$153,410	$12,970	$197,591	$224,902

Subscription revenues

2009 compared to 2008.  The increase in our subscription revenues of $26.3 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of an increase in the number of total subscribers as well as an increase in average monthly revenue per subscriber on our Ancestry.com Web sites. Average monthly revenue per subscriber increased due to both a shift in mix between annual and monthly subscriptions to more monthly subscriptions, relative to prior year and a shift in mix from basic packages to premium packages, relative to prior year. During the year ended December 31, 2009, changes in foreign currency exchange rates had an unfavorable impact on subscription revenues. Had average exchange rates remained the same in the year ended December 31, 2009 as average exchange rates in effect in the year ended December 31, 2008, our reported revenues in the year ended December 31, 2009 would have been approximately 4% higher.

2008 compared to 2007.  Subscription revenues were $181.4 million in the year ended December 31, 2008, compared to $141.1 million for the predecessor period from January 1, 2007 through December 5, 2007 and $11.7 million for the successor period from December 6, 2007 through December 31, 2007. The increase was primarily the result of an increase in the number of total subscribers and also to an increase in monthly revenue per subscriber. A shift in mix between annual and monthly subscriptions to more monthly subscriptions has resulted in higher monthly revenue per subscriber in 2008. Foreign currency exchange rates did not have a material impact on revenues in 2008 compared to revenues in 2007.

Product and other revenues

2009 compared to 2008.  The increase in product and other revenues of $1.0 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to an increase in revenues associated with a new release in August 2009 of our Family Tree Maker desktop software of $1.9 million, the growth of our vital records products, introduced in the United Kingdom during August 2008, of $1.3 million and increased revenues from our MyCanvas.com products of $0.6 million. These increases were partially offset by decreases in our royalty revenue of $1.2 million, advertising revenue of $1.1 million and Ancestry DNA products of $0.6 million.

2008 compared to 2007.  Product and other revenues were $16.2 million in the year ended December 31, 2008, compared to $12.3 million for the predecessor period from January 1, 2007 through December 5, 2007 and $1.3 million for the successor period from December 6, 2007 through December 31, 2007. The increase in our product and other revenues was due to, among other things, a $2.4 million increase in our DNA product revenues, a $1.3 million increase in our advertising services and a $0.7 million increase in sales of our MyCanvas.com products. This increase was offset by a $1.6 million decrease in sales of our legacy products (e.g., CD ROMs, books, posters). Our DNA product was released in the fourth quarter of 2007.

Cost of Revenues and Gross Profit

	Predecessor	Successor
	Period from	Period from
	Jan. 1, 2007	Dec. 6, 2007
	through	through	Year Ended December 31,
	Dec. 5, 2007	Dec. 31, 2007	2008	2009
		(In thousands)

Revenues:
Subscription revenues	$141,141	$11,692	$181,391	$207,707
Product and other revenues	12,269	1,278	16,200	17,195

Total revenues	153,410	12,970	197,591	224,902
Cost of revenues:
Cost of subscription revenues	33,590	2,462	38,187	40,183
Cost of product and other revenues	2,552	500	5,427	6,140

Total cost of revenues	36,142	2,962	43,614	46,323

Gross profit	$117,268	$10,008	$153,977	$178,579

Gross profit percentage	76.4%	77.2%	77.9%	79.4%

Cost of subscription revenues

2009 compared to 2008.  The increase in our cost of subscription revenues of $2.0 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to a $1.4 million increase in our web hosting costs, an increase in equipment related costs of $1.1 million and an increase in amortization of content costs of $0.7 million. These increases were partially offset by the absence of impairment of database content costs in 2009 of $1.5 million as a result of a change in our strategy for our Chinese content included in 2008.

2008 compared to 2007.  Cost of subscription revenues was $38.2 million in the year ended December 31, 2008, compared to $33.6 million for the predecessor period from January 1, 2007 through December 5, 2007 and $2.5 million for the successor period from December 6, 2007 through December 31, 2007. Cost of subscription revenues increased primarily due to the impairment of database content costs of $1.5 million in 2008 and an increase in database content amortization, merchant fees and web hosting costs of $2.1 million. These increases were partially offset by decreases in personnel-related costs of $0.9 million and royalty expenses of $0.6 million.

Cost of product and other revenues

2009 compared to 2008.  The increase in our cost of product revenues of $0.7 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily a result of the growth and increased revenues of our vital records products, introduced in the United Kingdom in August 2008, and our MyCanvas.com products, which resulted in an increase in cost of product revenues of $1.0 million. Additionally, shipping costs increased $0.4 million. These increases were partially offset by a decrease in costs associated with our DNA products of $0.5 million.

2008 compared to 2007.  Cost of product and other revenues was $5.4 million in the year ended December 31, 2008, compared to $2.6 million for the predecessor period from January 1, 2007 through December 5, 2007 and $0.5 million for the successor period from December 6, 2007 through December 31, 2007. Cost of product and other revenues increased primarily due to $2.2 million related to the introduction of our DNA product and $0.3 million related to the introduction of our MyCanvas.com products. Cost of product and other revenues as a percentage of total revenue increased due to our decision to sell our DNA product at a reduced price.

Operating Expenses

	Predecessor	Successor
	Period from	Period from
	Jan. 1, 2007	Dec. 6, 2007
	through	through	Year Ended December 31,
	Dec. 5, 2007	Dec. 31, 2007	2008	2009
		(In thousands)

Operating expenses:
Technology and development	$31,255	$3,517	$33,206	$36,236
Marketing and advertising	42,400	3,157	52,341	61,625
General and administrative	20,723	2,142	28,931	32,540
Amortization of acquired intangible assets	2,132	1,542	23,779	16,217
Transaction expenses	9,530	—	—	—

Total operating expenses	$106,040	$10,358	$138,257	$146,618

Technology and development

2009 compared to 2008.  The increase in technology and development expenses of $3.0 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of an increase in personnel-related expenses resulting from an increase in the number of technology and development personnel at December 31, 2009 as compared to December 31, 2008.

2008 compared to 2007.  Technology and development expenses were $33.2 million in the year ended December 31, 2008, compared to $31.3 million for the predecessor period from January 1, 2007 through December 5, 2007 and $3.5 million for the successor period from December 6, 2007 through December 31, 2007. The change in technology and development expenses was primarily the result of a one-time charge for in-process research and development of $1.3 million in 2007 related to the Spectrum investment as well as a decrease in personnel-related costs of $1.8 million due to a decrease in development headcount, partially offset by increases in third-party development expense of $0.9 million to compensate for the decrease in development headcount and stock-based compensation of $0.8 million.

Marketing and advertising

2009 compared to 2008.  The increase in marketing and advertising expenses of $9.3 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily attributable to a $8.6 million increase in television and online advertising in both the domestic and international markets, as well as a $0.8 million increase in personnel-related expenses resulting from an increase in the number of marketing and advertising personnel at December 31, 2009 as compared to December 31, 2008.

2008 compared to 2007.  Marketing and advertising expenses were $52.3 million in the year ended December 31, 2008, compared to $42.4 million for the predecessor period from January 1, 2007 through December 5, 2007 and $3.2 million for the successor period from December 6, 2007 through December 31, 2007 The increase was primarily driven by an increase in television and online advertising in both domestic and international markets.

General and administrative

2009 compared to 2008.  The increase in general and administrative expenses of $3.6 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 is primarily the result of a settlement of a claim related to a content index, which resulted in an expense of $2.3 million, to increased personnel-related costs of $1.1 million due to an increase in the number of general and administrative personnel and to increased outside services such as consultants, legal services and accounting fees of $0.9 million. These increases were partially offset by a change in foreign currency gains and losses of $0.8 million from a loss of $0.4 million in the year ended December 31, 2008 to a gain of $0.4 million in the year ended December 31, 2009.

2008 compared to 2007.  General and administrative expenses were $28.9 million in the year ended December 31, 2008, compared to $20.7 million for the predecessor period from January 1, 2007 through December 5, 2007 and $2.1 million for the successor period from December 6, 2007 through December 31, 2007. The increase was the result of an increase in stock-based compensation of $2.9 million, driven primarily from new stock option grants in 2008, an increase in personnel-related costs of $2.5 million, due to additional administrative personnel, and increased professional fees of $0.9 million.

Amortization of acquired intangible assets

2009 compared to 2008.  The decrease in amortization of acquired intangible assets of $7.6 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was due to the amortization of our subscriber relationship intangible asset, which is amortized on an accelerated basis. Subscriber relationships and contracts are amortized based on an annual turnover rate, or rate of attrition, of the subscribers that approximates our monthly churn, resulting in an accelerated basis of amortization. This is the same rate of attrition that was used to determine the fair value of the intangible asset at the acquisition date. We believe that recognizing amortization expense in this pattern better matches the amortization expense with the revenue generated from these subscribers. The subscriber relationship asset was recorded in connection with the Spectrum investment.

2008 compared to 2007.  Amortization of acquired intangibles assets was $23.8 million in the year ended December 31, 2008, compared to $2.1 million for the predecessor period from January 1, 2007 through December 5, 2007 and $1.5 million for the successor period from December 6, 2007 through December 31, 2007. The change in amortization of acquired intangible assets is the result of $83.0 million of amortizable intangible assets from the Spectrum investment in December 2007 being amortized for a full year in 2008 versus the prior amortizable intangible assets of $8.2 million being amortized in 2007 along with one month of amortization of the acquired intangible assets from the Spectrum investment.

Transaction related expenses.  In the predecessor period from January 1, 2007 through December 5, 2007, we recorded $9.5 million of legal, accounting and other expenses related to the Spectrum investment.

Other Income (Expense) and Income Tax Expense

	Predecessor	Successor
	Period from	Period from
	Jan. 1, 2007	Dec. 6, 2007	Year Ended
	through	through	December 31,
	Dec. 5, 2007	Dec. 31, 2007	2008	2009
		(In thousands)

Other income (expense):
Interest expense	$(756)	$(1,146)	$(12,355)	$(6,139)
Interest income	2,051	289	872	792
Other income (expenses), net	266	7	(8)	21
Income tax expense	(5,018)	(103)	(1,845)	(5,340)
Other data:
Effective tax rate	39.2%	n/m	43.6%	20.0%

Interest expense

2009 compared to 2008.  The decrease in interest expense of $6.2 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was due to a decrease in our effective interest rate from 7.4% as of December 31, 2008 to 4.0% as of December 31, 2009. In addition, we had a lower debt balance during the year ended December 31, 2009 due to principal payments made on our credit facility during the year.

2008 compared to 2007.  Interest expense was $12.3 million in the year ended December 31, 2008, compared to $0.8 million for the predecessor period from January 1, 2007 through December 5, 2007 and $1.1 million for the successor period from December 6, 2007 through December 31, 2007. The change was a result of an increased level of long-term debt. In December 2007, in connection with the Spectrum investment, we entered into a credit facility that included a term loan of $140 million. Prior to this arrangement we had $15 million in long-term debt.

Interest income

2009 compared to 2008.  Interest income was $0.8 million in the year ended December 31, 2009, compared to $0.9 million in the year ended December 31, 2008. The change was not significant.

2008 compared to 2007.  Interest income was $0.9 million in the year ended December 31, 2008, compared to $2.1 million for the predecessor period from January 1, 2007 through December 5, 2007 and $0.3 million for the successor period from December 6, 2007 through December 31, 2007. The change was due to a change in the cash balance during 2008.

Other income (expense), net

2009 compared to 2008.  Other income (expense) was not significant in either of the years ended December 31, 2009 or 2008.

2007 compared to 2008.  Other income in the predecessor period from January 1, 2007 through December 5, 2007 primarily relates to the sale of our self-publishing subsidiary at a gain. We did not have any similar events in the year ended December 31, 2008.

Income tax expense

Income tax expense for the year ended December 31, 2009 was $5.3 million. Our effective tax rate of 20.0% differed from the federal statutory rate of 35% principally due to utilization of net operating losses previously thought to be limited due to previous ownership changes of (19.4)%, due to foreign income taxes of 1.4% as a result of net operating losses in foreign jurisdictions for which no income tax benefit has been recognized and to other items of 3.0%.

Income tax expense for the year ended December 31, 2008 was $1.8 million. Our effective tax rate of 43.6% differed from the federal statutory rate of 35% principally due to state income taxes of 4.7%, to foreign income taxes of 10.7% as a result of net operating losses in foreign jurisdictions for which no income tax benefit has been recognized, to deductible expenses of (17.1)% associated with the Spectrum investment as reflected in our federal income tax provision true-up, to non-deductible stock-based compensation expenses of 13.7% and to other items of (3.4)%.

Unaudited Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2009. This unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements, and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read this table in conjunction with our consolidated financial statements and the related notes located elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	2009	2009	2009	2009
				(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues:
Subscription revenues	$42,807	$44,612	$46,197	$47,775	$49,184	$50,719	$52,603	$55,201
Product and other revenues	4,234	3,431	3,877	4,658	4,049	3,854	4,384	4,908

Total revenues	47,041	48,043	50,074	52,433	53,233	54,573	56,987	60,109
Cost of revenues:
Cost of subscription revenues	9,429	9,392	8,878	10,488	9,756	9,966	10,033	10,428
Cost of product and other revenues	940	947	1,405	2,135	1,514	1,310	1,389	1,927

Total cost of revenues	10,369	10,339	10,283	12,623	11,270	11,276	11,422	12,355

Gross profit	36,672	37,704	39,791	39,810	41,963	43,297	45,565	47,754
Operating expenses:
Technology and development	7,736	7,909	8,060	9,501	8,856	8,692	9,142	9,546
Marketing and advertising	11,254	13,317	12,063	15,707	14,921	15,065	14,240	17,399
General and administrative	6,999	6,865	7,171	7,896	7,563	6,777	10,229	7,971
Amortization of acquired intangible assets	5,941	5,945	5,946	5,947	4,058	4,055	4,052	4,052

Total operating expenses	31,930	34,036	33,240	39,051	35,398	34,589	37,663	38,968

Income from operations	4,742	3,668	6,551	759	6,565	8,708	7,902	8,786
Other income (expense):
Interest expense	(3,331)	(2,873)	(3,123)	(3,028)	(1,841)	(1,515)	(1,428)	(1,355)
Interest income	157	274	201	240	131	567	48	46
Other income (expense), net	3	(2)	(19)	10	8	2	4	7

Income (loss) before income taxes	1,571	1,067	3,610	(2,019)	4,863	7,762	6,526	7,484
Income tax benefit (expense)	(609)	(790)	(1,349)	903	(1,360)	(3,082)	(2,485)	1,587

Net income (loss)	$962	$277	$2,261	$(1,116)	$3,503	$4,680	$4,041	$9,071

Net income per share:
Basic	$0.03	$0.01	$0.06	$(0.03)	$0.09	$0.12	$0.11	$0.22

Diluted	$0.03	$0.01	$0.06	$(0.03)	$0.09	$0.12	$0.10	$0.20

Weighted average shares outstanding
Basic	38,047	38,070	38,127	38,199	38,226	38,287	38,327	40,857

Diluted	38,428	38,500	38,584	38,757	39,139	40,159	41,059	45,458

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2009 as a percentage of revenues. You should read this table in conjunction with our consolidated financial statements and the related notes located elsewhere in this Annual Report.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	2009	2009	2009	2009

Consolidated Statements of Operations Data:
Revenues:
Subscription revenues	91.0%	92.9%	92.3%	91.1%	92.4%	92.9%	92.3%	91.8%
Product and other revenues	9.0	7.1	7.7	8.9	7.6	7.1	7.7	8.2

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription revenues	20.0	19.5	17.7	20.0	18.3	18.3	17.6	17.4
Cost of product and other revenues	2.0	2.0	2.8	4.1	2.9	2.4	2.4	3.2

Total cost of revenues	22.0	21.5	20.5	24.1	21.2	20.7	20.0	20.6

Gross profit	78.0	78.5	79.5	75.9	78.8	79.3	80.0	79.4
Operating expenses:
Technology and development	16.5	16.5	16.1	18.1	16.7	15.9	16.0	15.9
Marketing and advertising	23.9	27.7	24.1	30.0	28.0	27.6	25.0	28.9
General and administrative	14.9	14.3	14.3	15.1	14.2	12.4	18.0	13.3
Amortization of acquired intangible assets	12.6	12.4	11.9	11.3	7.6	7.4	7.1	6.7

Total operating expenses	67.9	70.9	66.4	74.5	66.5	63.3	66.1	64.8

Income (loss) from operations	10.1	7.6	13.1	1.4	12.3	16.0	13.9	14.6
Other income (expense):
Interest expense	(7.1)	(6.0)	(6.3)	(5.7)	(3.5)	(2.8)	(2.5)	(2.2)
Interest income	0.3	0.6	0.4	0.5	0.3	1.0	0.1	0.1
Other income (expense), net	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Income (loss) before income taxes	3.3	2.2	7.2	(3.8)	9.1	14.2	11.5	12.5
Income tax benefit (expense)	(1.3)	(1.6)	(2.7)	1.7	(2.5)	(5.6)	(4.4)	2.6

Net income (loss)	2.0	0.6	4.5	(2.1)	6.6	8.6	7.1	15.1

The following table presents certain unaudited other data and other financial data for the eight quarters ended December 31, 2009.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	2009	2009	2009	2009
		(Dollars in thousands, except subscriber acquisition cost and average monthly revenue per subscriber)

Other Financial Data:
Adjusted EBITDA	$16,138	$15,036	$17,888	$13,583	$16,504	$18,443	$17,931	$18,707

Free cash flow	10,119	7,736	10,163	3,694	8,048	6,704	9,096	5,765

Stock-based compensation expense included in:
Cost of subscription revenues	$18	$22	$20	$20	$29	$32	$17	$18
Technology and development	187	317	287	341	475	360	388	408
Marketing and advertising	33	73	74	74	88	81	104	97
General and administrative	1,051	707	720	728	934	804	953	686

Total stock-based compensation expense	$1,289	$1,119	$1,101	$1,163	$1,526	$1,277	$1,462	$1,209

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	2009	2009	2009	2009
		(Dollars in thousands, except subscriber acquisition cost and average monthly revenue per subscriber)

Other Data:
Total subscribers	845,697	861,235	893,882	913,683	959,411	990,959	1,028,180	1,066,123
Subscriber additions	145,755	127,035	139,486	143,769	188,561	160,394	159,795	165,241
Monthly churn	4.5%	3.8%	3.6%	4.0%	4.3%	3.8%	3.6%	3.6%
Subscriber acquisition cost	$59.95	$83.91	$66.22	$79.26	$62.23	$73.27	$70.55	$85.21
Average monthly revenue per subscriber	$15.68	$16.19	$16.33	$16.45	$16.46	$16.42	$16.48	$16.67

The following table presents a reconciliation of adjusted EBITDA and free cash flows to net income (loss), the most comparable GAAP measure, for each of the quarters indicated. For additional information, please see the discussion of adjusted EBITDA and free cash flow in Item 6 “Selected Consolidated Financial Data.”

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	2009	2009	2009	2009
	(In thousands)

Reconciliation of adjusted EBITDA and free cash flow to net income (loss):
Net income (loss)	$962	$277	$2,261	$(1,116)	$3,503	$4,680	$4,041	$9,071
Interest expense, net	3,174	2,599	2,922	2,788	1,710	948	1,380	1,309
Income tax (benefit) expense	609	790	1,349	(903)	1,360	3,082	2,485	(1,587)
Depreciation expense	2,708	2,712	2,733	2,579	2,643	2,687	2,762	2,844
Amortization expense	7,399	7,537	7,503	7,607	5,770	5,771	5,805	5,868
Stock-based compensation	1,289	1,119	1,101	1,163	1,526	1,277	1,462	1,209
Other (income) expense, net	(3)	2	19	(10)	(8)	(2)	(4)	(7)
Impairment of intangible assets	—	—	—	1,475	—	—	—	—

Adjusted EBITDA	$16,138	$15,036	$17,888	$13,583	$16,504	$18,443	$17,931	$18,707

Capitalization of content database costs	(1,690)	(1,960)	(2,733)	(2,582)	(1,786)	(1,886)	(2,183)	(3,543)
Purchase of property and equipment	(2,324)	(2,961)	(2,073)	(4,263)	(2,605)	(3,546)	(1,415)	(5,796)
Cash paid for interest	(1,995)	(2,377)	(2,834)	(2,862)	(4,028)	(1,388)	(1,208)	(1,116)
Cash paid for income taxes	(10)	(2)	(85)	(182)	(37)	(4,919)	(4,029)	(2,487)

Free cash flow	$10,119	$7,736	$10,163	$3,694	$8,048	$6,704	$9,096	$5,765

Liquidity and Capital Resources

On November 4, 2009, the SEC declared effective our Registration Statement on Form S-1 (File No. 333- 160986) for our initial public offering of 7,407,407 shares of our common stock, which included 3,333,333 shares sold by selling stockholders and 4,074,074 shares sold by Ancestry.com at a price of $13.50 per share. We commenced our initial public offering immediately thereafter and completed the offering on November 10, 2009. We received net proceeds of $47.8 million from the offering, after deducting the underwriting discounts and commissions and offering expenses payable by us. We did not receive any proceeds from the sale of the shares by the selling stockholders. Prior to our initial public offering, we had funded our operations primarily from cash flows from operations during the last five years. In December 2007, we entered into a credit facility that included a $140 million term loan to finance the purchase price of our predecessor in connection with the Spectrum investment.

As of December 31, 2009, we had $110.3 million of total liquidity, comprised of $66.9 million in cash and cash equivalents, $33.3 million in short-term investments and the ability to borrow $10.0 million under the revolving portion of our credit facility. Cash and cash equivalents are comprised of high quality investments including qualified money market funds. Short-term investments are classified as available for sale and are held in high quality investments including U.S. government agencies with maturities of less than a year. Note 1 to our consolidated financial statements included in this Annual Report describes further the composition of our cash and cash equivalents and short-term investments. As of December 31, 2009, our borrowings under the term loan portion of our credit facility were $100.0 million.

Our primary uses of cash include operating costs such as personnel-related expenses, marketing and advertising, payments related to our long-term debt, capital and database content costs and web hosting costs. Our future capital requirements may vary materially from those now planned and will depend on many factors, including:

•	the development of new services;

•	market acceptance of our services;

•	the levels of advertising and promotion required to retain and acquire subscribers;

•	the launch of additional services and improvement of our competitive position in the marketplace;

•	the expansion of our development and marketing organizations;

•	the establishment of additional offices in the United States and worldwide and the building of infrastructure necessary to support our growth; and

•	our relationships with suppliers and clients.

We have experienced increases in our expenditures in connection with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We expect cash on hand, internally generated cash flow, and available credit from our credit facility will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, and debt repayments) for at least the next 12 months.

Summary cash flow information for cash and cash equivalents and short-term investments for the period from January 1, 2007 through December 5, 2007, the period from December 6, 2007 through December 31, 2007, and the years ended December 31, 2008 and 2009 is set forth below.

	Predecessor	Successor
	Period from	Period from
	Jan. 1, 2007	Dec, 6, 2007	Year Ended
	through	through	December 31,
	Dec. 5, 2007	Dec. 31, 2007	2008	2009
	(In thousands)

Net cash provided by (used for):
Operating activities	$31,311	$6,222	$55,245	$67,649
Investing activities	(21,163)	(281,505)	(20,586)	(22,760)
Financing activities	(11,615)	245,831	(6,814)	15,303

Increase (decrease) in cash and cash equivalents and short-term investments	$(1,467)	$(29,452)	$27,845	$60,192

Cash Flow Analysis

Sources and uses of cash

Cash and cash equivalents and short-term investments increased by $60.2 million to $100.3 million in the year ended December 31, 2009 as compared to an increase of $27.8 million in the year ended December 31, 2008. Cash and cash equivalents and short-term investments were $40.1 million at December 31, 2008 compared to $12.3 million at December 31, 2007. Cash and cash equivalents and short-term investments decreased $1.5 million in the predecessor period from January 1, 2007 through December 5, 2007 and decreased $29.5 million in the successor period from December 6, 2007 through December 31, 2007. During the three-year periods, net cash provided by operating activities was used for debt repayments, investments in capital, content database costs and the Spectrum investment.

Net cash provided by operating activities

For the year ended December 31, 2009, net cash provided by operating activities was $67.6 million. Net cash provided by operating activities consists of net income as adjusted for non-cash expenses and an increase in our deferred revenue balance. Net income was $21.3 million for the year ended December 31, 2009. Non-cash expenses, including depreciation, amortization of content database costs, amortization of acquired intangible assets, stock-based compensation and amortization of deferred financing costs, totaled $40.5 million for year ended December 31, 2009 for a decrease of $7.3 million from the year ended December 31, 2008. Additionally, an increase in deferred revenue of $8.5 million for cash received from subscribers, but not yet recognized in revenue, contributed to the cash provided by operating activities. Net cash provided by operating activities increased $12.4 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase in cash provided by operating activities was due primarily to an increase in net income.

For the year ended December 31, 2008, net cash provided by operating activities was $55.2 million. Net income was $2.4 million for the year ended December 31, 2008. Non-cash expenses, including depreciation, amortization of content database costs, amortization of acquired intangible assets, stock-based compensation, impairment of content database costs and amortization of deferred financing costs, totaled $47.8 million. Additionally, an increase in deferred revenue of $4.4 million for cash received from subscribers, but not yet recognized in revenue, contributed to the cash provided by operating activities. The increase in cash provided by operating activities in 2008 of $17.7 million was due primarily to an increase in non-cash amortization of $21.0 million which had the effect of reducing net income, without reducing cash.

Net cash used in investing activities

For the year ended December 31, 2009, net cash used in investing activities totaled $22.8 million and consisted of investments in capital equipment and content database costs. Net cash used in investing activities increased $2.2 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase in net cash used in investing activities is primarily due to increased purchases of capital equipment during the year ended December 31, 2009.

For the year ended December 31, 2008, net cash used in investing activities totaled $20.6 million and consisted of investments in capital equipment and content database costs. Acquisition of capital equipment remained relatively constant and the investment in content database costs modestly declined between 2008 and 2007. The successor period from December 6, 2007 through December 31, 2007 included $279.5 million of cash outflows related to the Spectrum investment.

Net cash provided by (used in) financing activities

For the year ended December 31, 2009, net cash provided by financing activities totaled $15.3 million and consisted primarily of net proceeds from our initial public offering in November 2009 and to a lesser extent proceeds from stock option exercises partially offset by net cash uses of principal payments on long-term debt and to a lesser extent payments to repurchase common stock. Net cash provided by financing activities increased $22.1 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase was due to net proceeds from the Company’s initial public offering of $47.8 million partially offset by increased debt principal payments of $26.0 million, which included a $10.9 million excess cash flow payment that was made in May 2009 and an additional principal payment of $12.5 million in November 2009 as a result of the initial public offering, in addition to the regularly scheduled principal payments.

For the year ended December 31, 2008, net cash used in financing activities totaled $6.8 million and consisted primarily of principal payments on long-term debt and to a lesser extent repurchases of common stock, partially offset by stock option exercises. The successor period from December 5, 2007 through December 31, 2007 includes cash inflows of $136.1 million of proceeds from the issuance of long-term debt and $109.8 million of proceeds from the issuance of common stock in connection with the Spectrum investment. Between 2008 and 2007, principal payments on long-term debt decreased $8 million.

Contractual obligations

The following table summarizes our principal contractual obligations as of December 31, 2009:

		Payments Due by Period
		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt	$100,025	$28,416	$71,609	$—	$—
Interest on Long-Term Debt(1)	8,133	3,412	4,721	—	—
Operating leases	12,129	2,420	4,285	3,213	2,211

Total contractual cash obligations(2)	$120,287	$34,248	$80,615	$3,213	$2,211

(1)	Interest on Long-Term Debt represents estimated quarterly interest payments assuming that interest rates in effect at December 31, 2009 remain constant and all debt is outstanding until its due dates. As our long-term debt has variable interest rates (for example, the interest rate was 7.4% at December 31, 2008 but was 4.0% as of December 31, 2009), actual payments may vary due to changes in LIBOR and prime. See Note 6 to our consolidated financial statements included in this Annual Report for further details.

(2)	Amounts exclude uncertain tax position liability of $0.6 million, for which timing of payments are not determinable.

Outstanding purchase orders, which represent authorizations to purchase goods and services that are not legally binding, are not included in contractual obligations. We believe current cash balances, cash generated by future operating activities, and cash available under our current credit facility will be sufficient to meet our contractual cash obligations and other operating cash requirements in 2010.

Long-term debt

On December 5, 2007, in connection with the Spectrum investment, we entered into a credit facility consisting of a $140.0 million term loan and $10.0 million revolving commitment. At December 31, 2009, long-term debt outstanding under our credit facility totaled $100.0 million. Of the amount outstanding at December 31, 2009, $28.4 million is due in the next 12 months, which we expect to repay with cash on hand, including the proceeds from our initial public offering.

The credit facility is repayable in quarterly installments ranging from $2.3 million to $3.5 million that are due from March 2010 to September 2012, with a balloon payment of $49.7 million due in December 2012. Interest on the credit faculty is variable based on LIBOR, in the case of a Eurodollar rate loan, or prime, in the case of a base rate loan, plus a margin based on our consolidated total leverage ratio. The weighted average effective interest rate for the credit facility was 4.0% at December 31, 2009. Additionally, the credit facility is subject to various mandatory prepayment terms including an excess cash flow calculation performed on an annual basis. Any voluntary or mandatory prepayments of credit facility will reduce remaining quarterly installments and balloon payments on a pro-rata basis. Included in the current portion of long-term debt on the balance sheet as of December 31, 2009 is approximately $18.6 million that is expected to be paid in the second quarter as an excess cash flow payment.

The credit facility is secured by all of our present and future tangible and intangible assets and approximately 65% of the stock in some of our wholly owned foreign subsidiaries. In connection with the credit facility, we must maintain certain financial ratio covenants. Our failure to comply with any such covenants could result in the credit facility becoming payable on demand. We were in compliance with these and all other debt covenants at December 31, 2009. The credit facility includes a revolving commitment of up to $10.0 million, of which $10.0 million was available for borrowing at December 31, 2009. The revolving commitment of the credit facility expires in December 2012. CIT Group Inc., the parent company of CIT Lending Services Corporation, one of the lenders in the lending syndicate for the revolving portion of our credit facility, recently reorganized under Chapter 11 of United States Bankruptcy Code during 2009, according to public filings. If CIT or any other of the financial institutions that are in the syndicate of the revolving portion of our credit facility were to suffer further financial difficulties or enter bankruptcy, it could affect our ability to draw down on the facility. Note 6 to our consolidated financial statements included in this Annual Report describes further the terms of the credit facility.

Interest rate cap contracts

We currently use an interest rate cap to limit the floating rate of our credit facility at 6% plus the applicable margin. The cap has a notional amount of $90.0 million and was purchased in order to mitigate a portion of our exposure to higher interest rates. The fair value of the interest rate cap was de minimis at December 31, 2009. If we fail to maintain an interest rate cap due to counterparty failure or otherwise, it would be an event of default under our credit facility.

Off-balance sheet arrangements

We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as part of our ongoing business. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with our directors and our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or the Codification, for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification establishes a single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not affect our consolidated financial position, results of operations or cash flow. Previous references to GAAP standards prior to the Codification are no longer used in our financial disclosures.

In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables. The new standards permit entities to use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence of fair value or when third-party evidence of selling price is not available. Additionally, these new standards modify the manner in which the selling price is allocated across the separately identified deliverables by no longer permitting the residual method of allocating the selling price. The requirements of these new standards are to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The company does not expect adoption of these standards will have a material impact on the consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange risks.

Our most significant market risk relates to changing interest rates. As of December 31, 2009, we had outstanding floating-rate term loan debt under our credit facility of $100.0 million, $28.4 million of which is current. Under our credit facility, we were required to maintain one or more interest rate swap or cap agreements for the aggregate amount of $90.0 million through December 2010. Accordingly, we are party to an interest rate cap agreement that effectively fixes the LIBOR rate on $90.0 million of principal value of our outstanding term loans at 6%. As of December 31, 2009, the fair value of the interest rate cap was nominal. This agreement expires on December 31, 2010. For further information on the interest rate cap, see Note 6 to our consolidated financial statements included in this Annual Report.

A hypothetical interest rate change of 1% on our credit facility would have changed interest incurred for the year ended December 31, 2009 by $1.2 million. A hypothetical interest rate change of 1% on our interest rate cap agreement would not have materially changed the fair value of the interest rate cap at December 31, 2009.

We have an investment policy with the objective to minimize the market risk exposure of our cash equivalents and short-term investments, which are affected by credit quality and movements in interest rates. This policy focuses on managing liquidity and preserving principal and earnings.

Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality investments including qualified money market funds. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our short-term investments are classified as available for sale and are held in high quality investments including U.S. government agencies with maturities of less than a year. A change in interest rates of 1% would result in a change in fair value of these securities of $0.3 million. A change in interest rates for cash equivalents and short-term investments of 1% would have a change in interest income of $1.0 million.

The carrying amount of cash and cash equivalents, short-term investments, trade receivables and other current assets approximates fair value due to the short-term maturities of these instruments. The fair values of all other financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the United States dollar. We pay the majority of our non United States dollar expenses from revenues earned in the relevant currency. Our profits earned in foreign currencies may therefore be subject to foreign currency risk. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements required by Item 8 are submitted as a separate section of this Annual Report beginning on page F-1. See Item 15, “Exhibits and Financial Statement Schedules” and the supplementary information under the caption “Quarterly Results of Operations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which information is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Ancestry.com have been detected.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers, our Audit Committee and its members and audit committee financial expert is incorporated by reference from the information contained under the caption “Proposal One: Election of Directors” and elsewhere in the Proxy Statement for our 2010 Annual Meeting of Stockholders. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2010 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors. The Code of Business Ethics is posted on our Web site. The Internet address for our Web site is http://www.ancestry.com, and the Code of Business Conduct and Ethics may be found as follows:

1. From our main web page, first click “Corporate Information”

2. Next, click on “Investor Relations.”

3. Next, click on “Governance.”

4. Finally, click on “Code of Business Conduct.”

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our Web site, at the address and location specified above.

Item 11.	Executive Compensation

The information required by this item with respect to the compensation of directors and executive officers is incorporated by reference from the information contained under the captions “Proposal One: Election of Directors — Compensation of Board of Directors” and “Executive Compensation” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. The information required by this item with respect to the compensation committee interlocks and insider participation is incorporated by reference from the information contained under the caption “Proposal One: Election of Directors — Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issued under existing equity compensation plans.

C
	A	B	Number of Securities Remaining
	Number of Securities to be	Weighted Average	Available for Future Issuance
	Issued Upon exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column A)

Equity compensation plans approved by security holders	10,373,290 (1)	$5.29	2,120,146 (2)
Equity compensation plans not approved by security holders	—	—	—

Total	10,373,290	$5.29	2,120,146

(1)	Consists of awards granted under the 2009 Stock Incentive Plan, the Generations Holding, Inc. 2008 Stock Purchase and Option Plan, the MyFamily.com, Inc. 2004 Stock Plan, the MyFamily.com, Inc. Executive Stock Plan and the MyFamily.com, Inc. 1998 Stock Plan.

(2)	The 2009 Stock Incentive Plan is subject to automatic annual increase on the first day of each fiscal year beginning in 2010 and thereafter by a number of shares of common stock equal to 4% of the number of outstanding shares of common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares of common stock prescribed by the Board of Directors with respect to a particular calendar year. It is also subject to increase by the number of shares that cease to be subject to awards under the other option and incentive plans (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares of common stock).

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from information contained under the caption “Related Party Transactions” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. The information required by this item with respect to director independence is incorporated by reference from information contained under the caption “Proposal One: Election of Directors — Director Independence” in the Proxy Statement for our 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Proposal Two: Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in the Proxy Statement for our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report.:

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto.

(3) Exhibits are incorporated by reference or are filed with this Annual Report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

			Incorporated by Reference
Exhibit						Exhibit	Filed
Number		Exhibit Description	Form	File No.	Filing Date	Number	Herewith

3.1		Amended and Restated Certificate of Incorporation	S-1/A	333-160986	Nov. 2, 2009	3.2
3.2		Amended and Restated Bylaws	S-1/A	333-160986	Oct. 20, 2009	3.2
4.1		Form of Common Stock Certificate	S-1/A	333-160986	Oct. 6, 2009	4.1
10	.1†	MyFamily.com, Inc. 1998 Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.1
10	.2†	MyFamily.com, Inc. 2004 Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.2
10	.3†	MyFamily.com, Inc. Executive Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.3
10	.4†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan.	S-1/A	333-160986	Sept. 15, 2009	10.4
10	.5†	Ancestry.com Inc. 2009 Stock Incentive Plan.	S-1/A	333-160986	Sept. 15, 2009	10.5
10	.6†	MyFamily.com, Inc. 1998 Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.6
10	.7†	MyFamily.com, Inc. 2004 Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.7
10	.8†	MyFamily.com, Inc. Executive Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.8
10	.9†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.9
10	.10†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement for Non-U.S. Employees.	S-1/A	333-160986	Sept. 15, 2009	10.10
10	.11†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Restricted Stock Units.	S-1/A	333-160986	Sept. 15, 2009	10.11

			Incorporated by Reference
Exhibit						Exhibit	Filed
Number		Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10	.12†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Nonqualified Stock Option.	S-1/A	333-160986	Sept. 15, 2009	10.12
10	.13†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Incentive Stock Options.	S-1/A	333-160986	Sept. 15, 2009	10.13
10.14		Registration Rights Agreement, by and among Generations Holding, Inc., certain Spectrum Group Stockholders and certain Other Stockholders, dated December 5, 2007.	S-1/A	333-160986	Sept. 15, 2009	10.14
10.15		Stockholders Agreement, by and among Generations Holding, Inc., certain Spectrum Group Stockholders and certain Other Stockholders, dated December 5, 2007.	S-1/A	333-160986	Sept. 15, 2009	10.15
10.16		Credit and Guaranty Agreement, by and among The Generations Network, Inc., certain guarantors and certain lending parties, dated December 7, 2007.	S-1/A	333-160986	Sept. 15, 2009	10.16
10.17		First Amendment to Credit and Guaranty Agreement, dated March 31, 2008.	S-1/A	333-160986	Sept. 15, 2009	10.17
10.18		Second Amendment to Credit and Guaranty Agreement, dated July 16, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.18
10	.19†	Form of Indemnification Agreement to be entered into with each director and executive officer.	S-1/A	333-160986	Oct. 20, 2009	10.19
10	.20†	Employment Letter by and between Timothy Sullivan and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.20
10	.21†	Employment Letter by and between Howard Hochhauser and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.21
10	.22†	Employment Letter by and between Joshua Hanna and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.22
10	.23†	Employment Letter by and between David Rinn and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.23
10	.24†	Employment Letter by and between William Stern and Ancestry.com Inc., dated June 29, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.24
10	.25†	Employment Letter by and between Christopher Tracy and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.25
10	.26†	Employment Letter by and between Andrew Wait and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.26

Incorporated by Reference
Exhibit						Exhibit	Filed
Number		Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10	.27†	Employment Letter by and between Michael Wolfgramm and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.27
10	.28†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Nonqualified Stock Options for Non-Employee Directors.	S-1/A	333-160986	Nov. 2, 2009	10.28
10	.29†	Generations Holdings, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement for non-employee Directors.	S-1/A	333-160986	Nov. 2, 2009	10.29
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X
31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Ancestry.com Inc.

We have audited the accompanying consolidated balance sheets of Ancestry.com Inc. and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 1, 2007 through December 5, 2007 (predecessor), the period from December 6, 2007 through December 31, 2007 (successor) and the years ended December 31, 2008 and 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ancestry.com Inc. and subsidiaries as of December 31, 2008 and 2009, and the consolidated results of their operations and their cash flows for the period from January 1, 2007 through December 5, 2007 (predecessor), the period from December 6, 2007 through December 31, 2007 (successor) and the years ended December 31, 2008 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Salt Lake City, Utah
February 26, 2010

ANCESTRY.COM INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$40,121	$66,941
Restricted cash	6,572	2,181
Short-term investments	—	33,331
Accounts receivable, net of allowances of $394 and $472 at December 31, 2008 and 2009, respectively	5,155	5,860
Income tax receivable	3,089	2,017
Deferred income taxes	7,582	8,797
Prepaid expenses and other current assets	3,674	5,380

Total current assets	66,193	124,507
Property and equipment, net	17,004	19,430
Content database costs, net	47,244	49,650
Intangible assets, net	57,701	41,484
Goodwill	285,466	285,466
Other assets	4,367	2,811

Total assets	$477,975	$523,348

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$4,827	$6,877
Accrued expenses	19,536	18,850
Escrow liability	5,682	1,763
Deferred revenues	61,178	69,711
Current portion of long-term debt	21,457	28,416

Total current liabilities	112,680	125,617
Long-term debt, less current portion	111,543	71,609
Deferred income taxes	33,710	30,117
Other long-term liabilities	254	1,115

Total liabilities	258,187	228,458
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 38,216,510 and 42,416,330 shares issued and outstanding at December 31, 2008 and 2009, respectively	38	42
Additional paid-in capital	218,669	272,513
Accumulated other comprehensive income (loss)	—	(41)
Retained earnings	1,081	22,376

Total stockholders’ equity	219,788	294,890

Total liabilities and stockholders’ equity	$477,975	$523,348

See accompanying notes to consolidated financial statements

ANCESTRY.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor	Successor
	Period from	Period from
	Jan 1, 2007	Dec. 6, 2007
	through	through	Year Ended December 31,
	Dec. 5, 2007	Dec. 31, 2007	2008	2009
	(In thousands, except share and per share data)

Revenues:
Subscription revenues	$141,141	$11,692	$181,391	$207,707
Product and other revenues	12,269	1,278	16,200	17,195

Total revenues	153,410	12,970	197,591	224,902
Costs of revenues:
Cost of subscription revenues	33,590	2,462	38,187	40,183
Cost of product and other revenues	2,552	500	5,427	6,140

Total cost of revenues	36,142	2,962	43,614	46,323

Gross profit	117,268	10,008	153,977	178,579
Operating expenses:
Technology and development	31,255	3,517	33,206	36,236
Marketing and advertising	42,400	3,157	52,341	61,625
General and administrative	20,723	2,142	28,931	32,540
Amortization of acquired intangible assets	2,132	1,542	23,779	16,217
Transaction related expenses	9,530	—	—	—

Total operating expenses	106,040	10,358	138,257	146,618

Income (loss) from operations	11,228	(350)	15,720	31,961
Other income (expense):
Interest expense	(756)	(1,146)	(12,355)	(6,139)
Interest income	2,051	289	872	792
Other income (expense), net	266	7	(8)	21

Income (loss) before income taxes	12,789	(1,200)	4,229	26,635
Income tax expense	(5,018)	(103)	(1,845)	(5,340)

Net income (loss)	$7,771	$(1,303)	$2,384	$21,295

Net income per common share
Basic			$0.06	$0.55

Diluted			$0.06	$0.51

Weighted average common shares outstanding
Basic			38,112,782	38,930,043

Diluted			38,529,270	41,532,684

See accompanying notes to consolidated financial statements

ANCESTRY.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated	Retained
	Convertible				Additional	Other	Earnings	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
	(In thousands, except share data)

Predecessor
Balance as of December 5, 2007	62,406,411	$62	34,340,389	$34	$135,103	$(30)	$(77,624)	$57,545
Successor
Elimination of the predecessor equity structure	(62,406,411)	(62)	(34,340,389)	(34)	(135,103)	30	77,624	(57,545)
Investment in the predecessor	—	—	38,045,312	38	213,569	—	—	213,607

Balance as of December 6, 2007	—	$—	38,045,312	$38	$213,569	$—	$—	$213,607
Stock-based compensation	—	—	—	—	77	—	—	77
Comprehensive loss:
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(1,303)	(1,303)

Total comprehensive loss	—	—	—	—	—	—	—	(1,302)

Balance as of December 31, 2007	—	$—	38,045,312	$38	$213,646	$1	$(1,303)	$212,382
Exercise of stock options, net	—	—	194,948	—	654	—	—	654
Write-off of deferred tax asset	—	—	—	—	(36)	—	—	(36)
Stock-based compensation	—	—	—	—	4,634	—	—	4,634
Stock option adjustments affecting goodwill	—	—	—	—	239	—	—	239
Repurchase of common stock and stock awards	—	—	(23,750)	—	(468)	—	—	(468)
Comprehensive income:
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	2,384	2,384

Total comprehensive income	—	—	—	—	—	—	—	2,383

Balance as of December 31, 2008	—	$—	38,216,510	$38	$218,669	$—	$1,081	$219,788
Exercise of stock options, net	—	—	143,937	—	620	—	—	620
Issuance of common stock, net of costs	—	—	4,074,061	4	47,754	—	—	47,758
Income tax benefit from stock option exercises	—	—	—	—	45	—	—	45
Stock-based compensation	—	—	—	—	5,525	—	—	5,525
Repurchase of common stock	—	—	(18,178)	—	(100)	—	—	(100)
Comprehensive income:
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	(41)	—	(41)
Net income	—	—	—	—	—	—	21,295	21,295

Total comprehensive income	—	—	—	—	—	—	—	21,254

Balance as of December 31, 2009	—	$—	42,416,330	$42	$272,513	$(41)	$22,376	$294,890

See accompanying notes to consolidated financial statements

ANCESTRY.COM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor	Successor
	Period from	Period from
	Jan. 1, 2007	Dec. 6, 2007
	through	through	Year Ended December 31,
	Dec. 5, 2007	Dec 31, 2007	2008	2009
	(In thousands)

Operating activities:
Net income (loss)	$7,771	$(1,303)	$2,384	$21,295
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,594	754	10,732	10,936
Amortization of content	4,973	432	6,267	6,997
Amortization of intangible assets	2,121	1,542	23,779	16,217
Amortization of deferred financing costs	—	—	871	862
Impairment of content databases	—	—	1,475	—
Deferred gain on sale-leaseback	(591)	—	—	—
Deferred income taxes	449	336	1,653	(4,763)
Stock-based compensation expense	898	77	4,672	5,474
In-process research and development acquired	—	1,300	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(325)	(1,116)	(389)	(705)
Restricted cash	(208)	16	2,643	472
Prepaid expenses and other assets	(310)	(279)	(1,732)	(1,012)
Income tax receivable	(176)	77	93	1,072
Accounts payable and accrued expenses	148	5,040	(1,004)	1,410
Deferred revenues	5,849	(1,426)	4,448	8,533
Other long-term liabilities	118	772	(647)	861

Net cash provided by operating activities	31,311	6,222	55,245	67,649
Investing activities:
Capitalization of content database costs	(10,591)	(1,129)	(8,965)	(9,398)
Purchases of property and equipment	(10,572)	(852)	(11,621)	(13,362)
Purchases of short-term investments	(44,995)	—	—	(33,372)
Proceeds from sale and maturity of short-term investments	75,980	—	362	—
Net cash used in acquisition of the predecessor, including transaction costs	—	(279,524)	—	—

Net cash provided by (used in) investing activities	9,822	(281,505)	(20,224)	(56,132)
Financing activities:
Proceeds from exercise of stock options	1,681	—	654	620
Proceeds from issuance of common stock	—	—	—	47,758
Principal payments on debt	(15,000)	—	(7,000)	(32,975)
Proceeds from issuance of debt, net	—	136,082	—	—
Proceeds from issuance of common stock in connection with acquisition of the predecessor	—	109,749	—	—
Repurchase of common stock	—	—	(468)	(100)
Reduction in income taxes payable as a result of stock option exercises	1,704	—	—	—

Net cash provided by (used in) financing activities	(11,615)	245,831	(6,814)	15,303

Net increase (decrease) in cash and cash equivalents	29,518	(29,452)	28,207	26,820
Cash and cash equivalents at beginning of period	11,848	41,366	11,914	40,121

Cash and cash equivalents at end of period	$41,366	$11,914	$40,121	$66,941

Supplemental disclosures of cash flow information:
Cash paid for interest	$756	$—	$10,068	$7,740
Cash paid for income taxes	3,400	—	279	11,472
Supplemental disclosures of noncash investing and financing activities:
Noncash exchange of equity instruments in acquisition of the predecessor	—	103,858	—	—
Unrealized loss on short-term investments	—	—	—	(41)
Capitalization of stock-based compensation	3	—	9	5

See accompanying notes to consolidated financial statements

ANCESTRY.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Ancestry.com Inc. is an online family history resource that derives revenue from providing access to digitized historical records on a subscription basis. Ancestry, Inc. (the “predecessor”) was originally incorporated in Utah in 1983. The predecessor changed its name to Ancestry.com, Inc. in July 1998 and was reincorporated in Delaware in November 1998. The predecessor’s name was changed to MyFamily.com, Inc. in November 1999 and again in November 2006 to The Generations Network, Inc. On December 5, 2007, the predecessor was acquired by Generations Holding, Inc. (“Generations Holding”). The “company” refers to operations of both the predecessor and the successor periods. Generations Holding was created for the sole purpose of acquiring The Generations Network, Inc. and had no prior operations. In July 2009, to better align our corporate identity with the premiere branding of Ancestry.com, Generations Holding changed its name to Ancestry.com Inc. (“Ancestry”, “our”, or the “successor”).

Ancestry is a holding company, and substantially all its operations are conducted by its wholly-owned subsidiary, Ancestry.com Operations Inc. and its subsidiaries. The company derives subscription revenues from providing access to its services via the company’s various Web sites. The company also offers other products including software, self-publishing products and advertising services.

Basis of Presentation

As a result of the acquisition of the predecessor, the recorded assets, liabilities and stockholders’ equity reflected in the financial statements prior to and subsequent to the transaction date are not necessarily comparable. Periods through December 5, 2007 reflect the accounts and activity of the predecessor. Periods from December 6, 2007 reflect the accounts of the successor. The consolidated statements of changes in stockholders’ equity reflect the initial capitalization of Generations Holding, on the date of the acquisition of the predecessor. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and a variable interest entity (“VIE”). All significant intercompany accounts and transactions have been eliminated in consolidation. VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs with which the company is involved are evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIEs for financial reporting purposes.

As part of the company’s strategic efforts in China and in order to comply with certain People’s Republic of China (“PRC”) laws relating to foreign entities’ ownership of Internet content providers in the PRC, a Hong Kong wholly-owned subsidiary of the company provided PRC nationals funding to initially capitalize Beijing Generations Internet Information Services Co., Ltd. (“BGIIS”) and continues to provide PRC nationals additional funding to operate that entity. BGIIS operates to provide content into the PRC. Without continued financial support from Ancestry, BGIIS has no means to generate cash flows sufficient to remain a going concern. The company has concluded that it is the primary beneficiary of BGIIS and therefore the company has consolidated the financial statements of BGIIS as a VIE of the company. BGIIS is not significant to the financial position, results of operations, or cash flows of the consolidated company. At December 31, 2009, BGIIS had net assets of approximately $0.1 million.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

The company evaluates its estimates continually to determine their appropriateness, including determination of the fair value of acquired intangible assets and goodwill, the estimated useful lives of the company’s intangible assets, determination of fair value of stock options, income taxes, and allowances for sales returns and uncollectible accounts receivable. The company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded within the consolidated financial statements.

Revenue Recognition and Cost of Revenues

In general, the company recognizes revenue related to subscriptions, product sales and advertising when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Where arrangements have multiple elements, revenue is allocated to the elements based on a relative fair value method and revenue is recognized based on the company’s policy for each respective element.

The company derives subscription revenues by providing access to its online historical databases, its private family Web sites, and its magazine. Subscription revenues are recognized ratably over the subscription period, ranging from one month to one year, net of estimated cancellations. Subscription fees are collected primarily from credit cards through the company’s Web sites at the beginning of the subscription period. Deferred revenues represent the amounts received in advance of the subscription period.

Revenues are also generated from product sales of desktop software, vital records certificates, DNA testing, books, stand-alone magazines, self-publishing products, other printed materials, advertising sold to third parties for display in the company’s magazines and Web sites and access to our family history content on a pay-per-view basis. Sales of desktop software sold directly from the company’s Web site are recognized upon shipment, net of estimated returns, provided that collectability is reasonably assured and there are no significant performance obligations. Sales of desktop software sold in the retail channel contains multiple elements including a subscription to access our online content. Revenue is allocated to the elements based on their relative fair value. The elements fair value is determined by vendor specific objective evidence (“VSOE”) for the sale of each element on a standalone basis. The subscription element is recognized over its estimated subscription period and other product elements are recognized upon sale of the product. Product and other revenues are recognized upon shipment of the product. Advertising revenues are recognized when the magazine is shipped or based on the number of online impressions delivered. Shipping fees billed to customers are included in product and other revenues, and related shipping costs are included in cost of product and other revenues.

Cost of subscription revenues consists of amortization of capitalized content database costs, depreciation of web servers, credit card processing fees, Web site hosting costs, royalty costs on certain content licensed from others, personnel-related payroll costs of content database support employees and customer support employees.

Cost of product and other revenues consist of direct costs of product goods sold, shipping costs, credit card processing fees, personnel-related costs of product warehouse personnel, warehouse storage costs and royalties on products licensed from others.

The company has established an allowance for sales returns based on historical subscription cancellations and product returns. Actual customer subscription cancellations and product returns are charged against the allowance or deferred revenue to the extent that revenue has not yet been recognized. This reserve has been reflected as a reduction of accounts receivable and revenue. In certain sales transactions, the company is required to collect and remit sales taxes. The company accounts for sales tax on a net basis and such sales taxes are not included in revenues on the consolidated statements of operations.

The following table summarizes the combined activity for the allowance for sales returns and the allowance for bad debt (in thousands):

	Predecessor	Successor
	Period from Jan. 1,	Period from	Year Ended	Year Ended
	2007 through	Dec. 6, 2007 through	Dec. 31,	Dec. 31,
	Dec. 5, 2007	Dec 31, 2007	2008	2009

Balance at beginning of period	$371	$401	$270	$394
Provision	1,132	5	1,531	1,472
Write-offs	(1,102)	(136)	(1,407)	(1,394)

Balance at end of period	$401	$270	$394	$472

Certain Risks and Concentrations

Financial instruments that potentially subject the company to credit risk consist principally of cash equivalents, short-term investments and accounts receivable. Cash equivalents are comprised of money market accounts. Short-term investments at December 31, 2009 consisted of investments in U.S. government agency securities. Accounts receivable are unsecured and include receivables from businesses and individual customers. No one customer accounted for more than 10% of the company’s revenues during the period from January 1, 2007 through December 5, 2007, the period from December 6, 2007 through December 31, 2007 and the years ended December 31, 2008 and 2009. One customer accounted for 19% of accounts receivable at December 31, 2008 and two customers accounted for 19% and 13% of accounts receivable at December 31, 2009. The customers that account for more than 10% of the company’s accounts receivable balances, which are not material as a percentage of revenues, are businesses with extended payment terms that are responsible for the sale of various company services and products.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash consists principally of cash held in escrow from acquisitions and cash held in an escrow account as collateral for the company’s credit card processor.

Short-Term Investments

The company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All investments and cash equivalents in the portfolio are classified as “available-for-sale” and are stated at fair market value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. The company may or may not at a point in time hold securities with stated maturities greater than one year until maturity. The company considers these investments as liquid resources available for current operations when and if needed and therefore would classify them as current assets unless specifically indentified as an investment to be held to maturity.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest-bearing. Accounts receivable consists of credit card charges authorized but not fully processed by the company’s credit card processors and receivables from businesses resulting from the sale of product, advertising and earned royalties or revenue share arrangements. The company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. Allowances are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reserved, allowances are provided based upon a percentage of aged outstanding invoices. In determining these percentages, the company analyzes its historical collection experience and current economic trends.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are three years for computer equipment, purchased software, and furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets, generally five years. Repairs and maintenance costs are expensed as incurred. Major renewals and improvements that extend the useful lives of existing assets are capitalized and depreciated over their estimated useful lives.

Inventory

Net inventory was $0.3 million and $0.1 million at December 31, 2008 and 2009, respectively. Inventory is included in prepaid expenses and other current assets on the consolidated balance sheets. Inventory consists primarily of packaged software, books, DNA testing kits and other printed materials. Inventory is classified as finished goods and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The company maintains an allowance for excess and obsolete inventory based on historical product sales and current inventory levels.

Content Database Costs

Content database costs include the costs to acquire or license the historical data, costs incurred by our employees or by third parties to scan the content, and costs to have the content keyed and indexed in order to be searchable. Among the most utilized content in the company’s databases are the United States and United Kingdom census records which are ordinarily released by government entities every ten years. The company amortizes content database costs on a straight-line basis over ten years after the content is released for viewing on the company’s Web sites. Costs to renew or extend the term of licensed content databases are expensed as incurred.

Software Development Costs

Software development costs associated with software to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the company has charged all such costs to technology and development in the period incurred.

Internal and external software development costs associated with the development of software for internal use are expensed during the preliminary project stage and capitalized during the application development stage. The company has capitalized a minor amount of costs associated with software developed for internal use. The costs associated with minor enhancements to internal use software are expensed to technology and development in the period incurred.

Impairment of Long-Lived Assets

The company reviews property and equipment and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset or asset group to future undiscounted cash flows the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset or group of assets exceeds its fair market value. During the year ended December 31, 2008, as a result of a change in the company’s content strategy in China, the company recorded an impairment charge of $1.5 million on its capitalized Chinese content. The impairment is recorded in cost of subscription revenues on the statement of operations. There was no impairment loss recognized in the year ended December 31, 2009.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but rather tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Goodwill is the only indefinite lived asset of the company. The company evaluates its goodwill for impairment annually in the fourth quarter or when indicators of impairment exist. Impairment is recognized when the carrying value of goodwill exceeds the fair value of the reporting unit. As the consolidated company represents a single reporting unit, the goodwill carrying value is compared to the enterprise value as a whole. The annual evaluation of the company’s goodwill resulted in no impairment loss for the years ended December 31, 2008 and 2009.

Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The company is currently amortizing its acquired intangible assets with definite lives on a straight-line basis over periods ranging from 1 to 10 years except subscriber relationships and contracts which are amortized on an accelerated basis from 6 to 8 years. Subscriber relationships and contracts are amortized based on an annual turnover rate, or rate of attrition, of the subscribers resulting in an accelerated basis of amortization. This is the same rate of attrition that was used to determine the fair value of the intangible assets at the acquisition date.

Income Taxes

The company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.

The company adopted changes issued by the Financial Accounting Standards Board (“FASB”) which prescribed a recognition threshold and measurement attribute for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. Under the guidance, an uncertain income tax position must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. The guidance also provides guidance for de-recognition, classification, interest and penalties, and accounting in interim periods.

Comprehensive Income (Loss)

For the period from January 1, 2007 through December 5, 2007, the period from December 6, 2007 through December 31, 2007, and the years ended December 31, 2008 and 2009, accumulated other comprehensive income (loss) includes unrealized gains and losses on short-term available-for-sale investments.

The company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The functional currency of the company’s international subsidiaries is the U.S. dollar. The financial statements of these subsidiaries are translated into U.S. dollars using period-end or historical rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses.

Net foreign currency transaction and translation gains and (losses) are included in general and administrative expense in the accompanying consolidated statements of operations and were approximately $(0.5) million, $0.1 million, $(0.4), and $0.4 million for the period from January 1, 2007 through December 5, 2007, the period from December 6, 2007 through December 31, 2007, and the years ended December 31, 2008 and 2009, respectively.

Stock-Based Compensation

The company has stock-based compensation plans which allow for the issuance of stock options and restricted stock to employees, officers, directors, and consultants. To date the company has only issued stock options under these plans. The company amortizes the calculated fair value of all options expected to vest to stock-based compensation expense on a straight line basis over the requisite service period. Option fair value is determined on the date of grant using the Black-Scholes option-pricing model, which requires several estimates. In addition, the company estimates expected forfeitures at the grant date in order to determine the options expected to vest. There may be adjustments in future periods for actual forfeitures that differ from what was expected at grant date.

Options issued to non-employees are expensed during the period that services are provided by the non-employees. Fair value of the stock-based compensation is measured using the stock price and other assumptions as of the earlier of the date at which a commitment for performance by the non-employee to earn the equity instrument is reached or the non-employee’s performance is complete.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses for the period from January 1, 2007 through December 5, 2007, the period from December 6, 2007 through December 31, 2007, and the years ended December 31, 2008 and 2009 were approximately $25.2 million, $1.4 million, $34.0 million and $43.6 million, respectively.

Research and Development

All expenditures for research and development are charged to technology and development expense as incurred.

Net Income Per Common Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. A reconciliation of the numerator and the denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2009

Basic net income per common share:
Net income	$2,384	$21,295
Shares used in computation:
Weighted-average common shares outstanding	38,113	38,930

Basic net income per common share	$0.06	$0.55

Diluted net income per common share:
Net income	$2,384	$21,295
Shares used in computation:
Weighted-average common shares outstanding	38,113	38,930
Dilutive stock options	416	2,603

Weighted-average number of diluted common shares	38,529	41,533

Diluted net income per common share	$0.06	$0.51

For the years ended December 31, 2008 and 2009, 5.1 million, and 1.3 million shares subject to stock options were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

As a result of the acquisition of the predecessor, the capital structure of the predecessor is not comparable to that of the successor. Accordingly net income per common share for the 2007 predecessor and successor periods is not comparable or meaningful and therefore is not presented.

Recent Accounting Pronouncements

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a VIE and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on the company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification establishes a single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not affect the company’s consolidated financial position, results of operations or cash flow. Previous references to GAAP standards prior to the Codification are no longer used in the company’s financial disclosures.

In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables. The new standards permit entities to use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence of fair value or when third-party evidence of selling price is not available. Additionally, these new standards modify the manner in which the selling price is allocated across the separately identified deliverables by no longer permitting the residual method of allocating the selling price. The requirements of these new standards are to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The company does not expect adoption of these standards will have a material impact on the consolidated financial position, results of operations or cash flows.

2.	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,
	2008	2009

Cash	$26,616	$5,159
Cash equivalents:
Money market funds	13,505	61,782

Total cash and cash equivalents	$40,121	$66,941

Short-term investments:
U.S. agency securities	$—	$33,331

Gross unrealized gains and losses on short-term investments were not significant at December 31, 2008 and 2009. Gross realized gains and losses were not significant for the period from January 1, 2007 through December 5, 2007, the period from December 6, 2007 through December 31, 2007 and the years ended December 31, 2008 and 2009. As of December 31, 2009, all U.S. agency securities were in an unrealized loss position and have been in a loss position for less than one year.

The company designates all short-term investments as available-for-sale. At December 31, 2009 the company did not hold any investments with maturities greater than one year.

3.	ACQUISITIONS AND DISPOSITIONS

As discussed in Note 1, Generations Holding acquired all the outstanding stock of the predecessor in December 2007 for a total purchase price of approximately $354.8 million. The acquisition has been accounted for as a purchase of the predecessor’s business in accordance with GAAP. The purchase price consisted of the following (in thousands):

Cash paid (net of predecessor cash used of $28,712)	$249,132
Fair value of successor common stock issued to predecessor stockholders	95,695
Transaction costs	1,764
Fair value of stock options exchanged	8,163

Total	$354,754

Cash of $15.3 million was placed in escrow for a period of twelve months from the acquisition date to partially satisfy any potential loss contingencies that existed at the acquisition date, including a breach of any representations or warranties by the predecessor. The escrow amount has been included in the purchase price. The fair value of the stock options (5,740,207 shares underlying the stock options) issued in exchange for stock options in the predecessor was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	2.90%
Expected term (in years)	2.0
Expected stock price volatility	65%
Expected dividend yield	—

The total purchase price of $354.8 million was allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the acquisition date. The excess of the purchase price over the allocated fair value for tangible and identifiable intangible assets was recorded as goodwill. As a result of this transaction, Spectrum Equity Investors V., L.P. and certain of its affiliates acquired approximately 67% of the company’s outstanding shares. Spectrum and its affiliates’ objective is to invest in and build leading companies in the information services, media and related growth sectors. Generations Holding acquired the predecessor at a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired because Spectrum and its affiliates, together with the other investors in the transaction, believed in the future growth and prospects of the company and Spectrum believed that obtaining control of the company would contribute toward the achievement of its objective of investing in and building leading companies in the information services, media and related growth sectors. The allocation of the purchase price was as follows (in thousands):

Assets acquired:
Cash and cash equivalents, restricted cash and investments	$19,338
Other current assets	10,483
Property and equipment	16,017
Other assets	213
Acquired intangible assets:
Capitalized content	45,337
Subscriber relationships and contracts	35,600
Core technology	21,700
Trade name and trademarks	25,700
In-process technology	1,300
Goodwill	285,019

Total assets	460,707
Liabilities assumed:
Deferred revenues	(58,156)
Current liabilities	(22,816)
Long-term liabilities	(24,981)

Total net assets acquired	$354,754

For tax purposes, the transaction was treated as a stock acquisition. As a result, assets and liabilities were not adjusted to fair value for tax purposes. Deductible goodwill of $18.4 million consists of tax basis goodwill that existed prior to the transaction, and has been carried over to the successor.

The company allocated $1.3 million of the purchase price in the transaction to an in-process research and development (“IPR&D”) project that had not yet reached technological feasibility and has no future alternative use. The amount allocated to IPR&D has been recorded within technology and development costs in the company’s statement of operations for the successor period from December 6, 2007 through December 31, 2007. The company’s IPR&D project focuses on search technologies. The valuation of the project was based on an income approach which discounts the future net cash flows attributable to the project to determine the current value.

In June 2007 the company approved a management incentive plan to provide bonus payments totaling $5.0 million to certain company executives in the event of a change of control transaction. Pursuant to the transaction in December 2007, executives were paid all but approximately $0.3 million, which was held in escrow and paid out after the one year escrow period. The company also incurred an additional $4.5 million of seller costs associated with the acquisition. The total costs of $9.5 million were expensed as incurred. In 2008, the company adjusted goodwill by $0.4 million due to actual expenses incurred being different than estimates.

At December 31, 2008 and 2009, the company had a liability of $5.7 million and $1.6 million to be paid to former stockholders as remaining escrow payments and to former stockholders who have not submitted the documentation required for disbursement of funds from the acquisition.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful	December 31,
	Lives	2008	2009

Computer equipment	3 years	$21,234	$29,657
Purchased and internal use software	3 years	5,623	9,993
Furniture and fixtures	3 years	1,023	1,092
Leasehold improvements	5 years	610	771

		28,490	41,513
Accumulated depreciation and amortization		(11,486)	(22,083)

		$17,004	$19,430

5.	INTANGIBLE ASSETS AND CONTENT DATABASE COSTS

The changes in the carrying amounts of goodwill during the year ended December 31, 2008, were as follows (in thousands):

Balance at December 31, 2007	$285,019
Adjustments related to 2007 acquisition	447

Balance at December 31, 2008	$285,466

Intangible assets and content database costs consisted of the following (in thousands):

	Estimated
	Useful	December 31,
	Lives	2008	2009

Subscriber relationships and contracts	6-8 years	$35,600	$35,600
Core technology	4-5 years	21,700	21,700
Trademarks and trade names	6 years	25,700	25,700
Other intangible assets	1 year	22	22

		83,022	83,022
Accumulated amortization		(25,321)	(41,538)

Net intangible assets		$57,701	$41,484

Capitalized content database costs	10 years	$46,122	$54,863
Capitalized content database costs not yet placed in service		7,793	8,455

		53,915	63,318
Accumulated amortization		(6,671)	(13,668)

Net content database costs		$47,244	$49,650

Core technology, trademarks and trade names, other intangible assets and content database costs are amortized using the straight-line method over their estimated periods of benefit. Subscriber relationships and contracts are amortized based on an annual turnover rate, or rate of attrition, of the subscribers resulting in an accelerated basis of amortization. The weighted average amortization period for the definite-lived intangible assets acquired was 7.1 and 7.3 years for the years ended December 31, 2008 and 2009, respectively.

As of December 31, 2009, amortization of content database costs is expected to be $7.0 million, $6.6 million, $6.3 million, $5.5 million, and $4.6 million for the years ending December 31, 2010, 2011, 2012, 2013, and 2014 respectively. As of December 31, 2009, amortization of acquired intangible assets is expected to be $14.7 million, $13.1 million, $7.3 million $6.2 million and $0.1 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively. The amortization expense associated with acquired intangible assets is classified as amortization of acquired intangible assets in the consolidated statements of operations.

6.	LONG-TERM DEBT

On December 5, 2007, in connection with the acquisition of predecessor, the company entered into a secured credit facility with a number of financial institutions for borrowings up to $150.0 million including a term loan commitment of $140.0 million (the “Term Loan”) and revolving commitment of up to $10.0 million which can be in the form of a swingline loan, a revolving loan and/or a letter of credit (the “Revolving Loans” and the Term Loan collectively are the “Credit Facility” or “Debt”). The company borrowed $140.0 million of the Term Loan to fund the acquisition. No amounts were outstanding under the Revolving Loans as of December 31, 2008 and 2009. A loan under the Credit Facility may be in the form of a (1) base rate loan that bears interest at the higher of (a) the Federal Funds Rate plus 1/2 of 1%, or (b) the rate of interest in effect as publicly announced by JPMorgan Chase Bank as its “prime rate,” plus a margin of 2.75% or 3.50% based on the company’s consolidated total leverage ratio; or (2) Eurodollar rate loan that bears interest based on LIBOR plus a margin of 3.75% to 4.50% based on the company’s consolidated total leverage ratio. The weighted average effective interest rate of the Credit Facility at December 31, 2008 and 2009 was 7.4% and 4.0%, respectively.

The company is obligated to make quarterly accrued interest and principal payments on the Term Loan. The principal payments escalate each fiscal year until the Term Loan matures on December 5, 2012. The Revolving Loans, if any, are also due on December 5, 2012. In addition to paying interest on the Credit Facility, the company pays a commitment fee of 0.50% per annum to the lenders under the Revolving Loans for the unutilized commitment. The fee is calculated based on the daily unutilized commitment and is due quarterly. The company can terminate or reduce the Revolving Loan commitment at any time without a termination fee.

The Credit Facility is subject to various mandatory prepayment terms which include prepayments as a result of certain equity issuances and prepayments of excess cash, if any, based on a calculation performed on an annual basis. Included in the current portion of long-term debt on the balance sheet at December 31, 2008 is $10.9 million, which was paid in May 2009 as an excess cash payment in accordance with the terms of the Credit Facility. In November 2009, the company prepaid $12.5 million in principal as a mandatory prepayment in connection with the company’s initial public offering. Included in the current portion of long-term debt on the balance sheet at December 31, 2009 is $18.6 million due in May 2010 as an excess cash payment. Mandatory prepayments are applied to Revolving Loans, if any, prior to the outstanding principal on the Term Loan. The Credit Facility is secured by all of the present and future tangible and intangible assets of the company and approximately 65% of the company’s stock in certain of its wholly owned foreign subsidiaries. Foreign subsidiaries do not guarantee the outstanding Debt. In connection with the Credit Facility, the company must maintain certain financial ratio covenants, minimum earnings before interest, depreciation, amortization, taxes and other specifically excluded costs and maintain capital and content expenditures below set maximum levels. As of December 31, 2008 and 2009 the company was in compliance with all debt covenants.

Debt financing costs of $3.9 million were incurred in connection with the Credit Facility. These costs are deferred in other long-term assets on the balance sheet and are being amortized to interest expense over the period of the Term Loan. At December 31, 2009, the unamortized debt financing costs were $2.3 million.

The company uses an interest rate cap agreement to cap the floating (base) rate of its Credit Facility. In December 2007, the company entered into an interest rate cap agreement with a financial institution that participates in the Credit Facility. The interest rate cap has a notional amount of $90.0 million of the company’s outstanding floating rate debt of $140.0 million and was purchased in order to mitigate a portion of the company’s exposure to variable rate interest payments. The company paid $0.1 million for a 6% interest rate cap which expires on December 31, 2010. The interest rate cap does not qualify for hedge accounting under current accounting guidance as such, the fair value of the interest rate cap is recorded as an asset in the financial statements and changes in fair value are recorded in interest expense. At December 31, 2008 and 2009 the fair value of the interest rate cap was de minimis.

On November 1, 2006, the company renegotiated the terms of its previous revolving line of credit with a financial institution for up to $25 million, due upon maturity at September 1, 2009; interest accrued monthly at percentages above or below prime or LIBOR based on quarterly debt ratios; interest was payable monthly for the prime portion and quarterly for the LIBOR portion. The line was secured by all the assets of the company and approximately 65% of the company’s stock in certain of its wholly owned foreign subsidiaries. On December 5, 2007, in connection with the acquisition of predecessor the revolving line of credit of $15.0 million plus accrued interest of approximately $0.1 million was paid in full and the revolving line of credit was terminated.

As of December 31, 2009, the company’s Term Loan had two tranches of $87.5 million and $12.5 million outstanding in 3-month LIBOR at 0.25% plus a margin. Under the Credit Facility, the 3-month LIBOR tranches and related interest rates reset in March 2010.

Components of long-term debt were as follows (in thousands):

	December 31,
	2008	2009

Term loan	$133,000	$100,025
Current portion of long-term debt	(21,457)	(28,416)

Long-term debt	$111,543	$71,609

Future contractual maturities of the long-term debt at December 31, 2009 were as follows (in thousands):

2010	$28,416
2011	11,550
2012	60,059

$100,025

7.	STOCKHOLDERS’ EQUITY

Common Stock

The company’s Board of Directors and stockholders approved a 1-for-2 reverse stock split of the Company’s common stock and an increase in the authorized common stock from 100 million to 175 million in October, 2009. An amendment to the amended and restated certificate of incorporation was filed on October 30, 2009 affecting the 1-for-2 reverse stock split and the increase in authorized stock. All common share and per share amounts retroactively reflect the reverse stock split and change in authorized common stock.

On November 4, 2009, the SEC declared effective the Company’s Registration Statement on Form S-1 for an initial public offering. The offering commenced immediately thereafter and was completed on November 10, 2009 at a price of $13.50 per share. The company registered and sold 4,074,074 shares of common stock for an aggregate purchase price of $55.0 million. The net offering proceeds received by us after deducting total estimated expenses were $47.8 million. The company’s estimated expenses incurred of $7.2 million consisted of $3.8 million in underwriting discounts, fees and commissions and $3.4 million in other offering expenses.

Preferred Stock

The company has authorized 5,000,000 shares of preferred stock that is issuable in series. At December 31, 2008 and 2009, the company has not issued or designated any series or preferences associated with the preferred stock.

Warrants

In connection with entering into an interactive service agreement with a vendor in May 2002, the company issued a warrant to purchase shares of the company’s common stock. In March of 2004, the warrant was amended to provide for a purchase of 121,176 shares of common stock at an exercise price of $1.4412 per share. The warrant was exercised in May 2007 in a cashless conversion with 84,019 shares of common stock issued.

In connection with obtaining a term loan with a financial institution in May 2003, the company issued a warrant to purchase 57,157 shares of common stock at approximately $0.5248 per share. The warrant was exercised in a cashless conversion on December 5, 2007 with 51,602 shares of common stock issued.

8.	STOCK OPTION PLANS

In July 2009, the Board of Directors approved the 2009 Stock Incentive Plan (“the 2009 Plan”). The 2009 Plan was effective upon the consummation of the company’s initial public offering, on November 10, 2009. As of December 31, 2009, 2,120,146 options were available to be granted under the 2009 Plan; however no stock options were granted under the 2009 Stock Plan. The 2009 Stock Plan is subject to automatic annual increase on the first day of each fiscal year beginning in 2010 and thereafter by a number of shares of common stock equal to 4% of the number of outstanding shares of common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares of common stock prescribed by the Board of Directors with respect to a particular calendar year. It is also subject to increase by the number of shares that cease to be subject to awards under the other option and incentive plans (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares of common stock). In March 2008, the Board of Directors of the company approved and adopted the Generations Holding, Inc. Stock Purchase and Option Plan (the “2008 Plan”). In conjunction with the acquisition of the predecessor, the company issued replacement options to acquire common stock of the successor in exchange for all issued and outstanding options of the predecessor with the same option grant prices and terms including all terms outlined in the 1998 Stock Option Plan as amended in 2002 (the “1998 Plan”), the Executive Stock Plan (“ESP”) and the 2004 Stock Option Plan (the “2004 Plan”). Holders of stock options pursuant to the 1998 and the ESP Plans along with various employees with change of control provisions in their individual grants under the 2004 Plan received twelve months of vesting acceleration upon the acquisition of predecessor. Under these plans the company has reserved 12,493,436 shares of common stock for future issuance as of December 31, 2009. The company has no intentions to issue additional stock options under the 1998 Plan, ESP, 2004 Plan or 2008 Plan.

All options granted pursuant to the 1998 Plan, ESP, the 2004 Plan, the 2008 Plan and the 2009 Plan have a term not greater than ten years from the date of grant. Options issued generally vest ratably over four years (25% one year after the grant date and at a rate of 1/48 per month thereafter). Options generally commence vesting upon the date of hire or date of grant. The plans allow for the exercise of options using shares of the company’s common stock that have been held for more than six months. The shares used to satisfy option exercise prices are netted against option exercises on the statements of stockholders’ equity. Prior to the company’s initial public offering, the company retained a right of first refusal to purchase shares obtained from the exercise of stock options under stock option plans when presented with a bona fide offer to acquire the stock from a third party. The company has exercised its right of first refusal depending on cash availability and the price obtained from the bona fide third party offer.

All the plans provide for stock options to be granted to employees, officers, directors and consultants. A summary of all the plans stock option activity for the years ended December 31, 2007, 2008, and 2009 were as follows:

	2007		2008		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	7,279,863	$3.74	5,712,204	$4.42	8,822,526	$4.88
Granted	352,750	4.70	4,188,121	5.42	1,898,909	7.15
Exercised	(1,496,513)	1.12	(194,948)	3.34	(143,937)	4.31
Canceled	(423,896)	4.66	(882,851)	4.78	(204,208)	5.44

Outstanding at end of year	5,712,204	4.42	8,822,526	4.88	10,373,290	5.29

Exercisable at end of year	3,429,111	4.30	3,996,892	4.39	6,298,343	4.71

Vested and expected to vest	4,279,793	4.36	8,370,492	4.86	10,181,408	5.26

The company estimates the fair value of each option on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires several estimates including an estimate of the fair value of common stock. Prior to November 5, 2009, the date the company’s common stock began trading on a national exchange, the fair value of common stock had been determined by the Board of Directors at each grant date based on a variety of factors, including arm’s-length sales of the company’s common stock, periodic valuations of the company’s common stock, the company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies and the illiquid nature of the common stock. Since the company’s initial public offering, the fair value of the company’s common stock is determined based on the closing price of the common stock on the stock option grant date. The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2008 and 2009 and was $2.50, $2.22, and $3.14, respectively. The expected term of the options is based on historical analysis of the company’s option lives. The company calculated its expected volatility based on the volatilities of a peer group of publicly traded companies. The risk-free interest rate of the option is based on the U.S. Treasury rate for the expected term of the option at the time of grant. The following weighted average assumptions were used in the calculations for the years ended December 31, 2007, 2008 and 2009.

	December 31,
	2007	2008	2009

Expected volatility	65%	50%	50%
Expected term (in years)	4.0	4.0	4.2
Weighted average risk-free interest rate	4.7%	2.3%	1.9%
Weighted average fair value of the underlying common stock	$4.70	$5.42	$7.15
Expected dividends	—	—	—

At December 31, 2008 and 2009, the company had $8.6 million and $9.6 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.6 years. Under accounting guidance for recording stock-based compensation expense, forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The company estimates forfeiture rates based on historical forfeitures of its stock options. The fair value of options vested during 2009 was $5.7 million. The weighted average remaining contractual life of options outstanding at December 31, 2009 was 7.1 years. The total intrinsic value of options outstanding as of December 31, 2008 and 2009 was $5.5 million, and $90.5 million, respectively. The total intrinsic value of options exercisable as of December 31, 2008 and 2009 was $4.4 million and $58.6 million, respectively. The total intrinsic value of options exercised during the period from January 1, 2007 through December 5, 2007, the period from December 6, 2007 through December 31, 2007 and the years ended December 31, 2008 and 2009 was, $6.2 million, $0, $0.4 million, and $0.4 million, respectively.

Stock-based compensation was included in the following income statement captions (in thousands):

	Predecessor	Successor
	Period from	Period from
	Jan. 1, 2007	Dec. 6, 2007	Year Ended
	through	through	December 31,
	Dec. 5, 2007	Dec. 31, 2007	2008	2009

Cost of subscription revenues	$73	$3	$80	$96
Technology and development	260	23	1,132	1,631
Marketing and advertising	279	27	254	370
General and administrative	286	24	3,206	3,377

Total stock-based compensation expense	$898	$77	$4,672	$5,474

The company committed to issue fully vested stock options with an exercise price equal to the fair value of the underlying common stock at the date of grant for recruiting services performed by a third party in 2008. The company recorded an estimated $0.1 million of expense in 2008 based on the Black-Scholes option-pricing model. The expense was classified as technology and development expenses on the statement of operations and as stock-

based compensation on the statement of cash flows. When the option was issued in 2009, the company recorded the issuance in the statement of stockholders’ equity.

9.	EMPLOYEE BENEFIT PLANS

The company offers a savings plan (the “401(k) Plan”) that qualifies as a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees can contribute a percentage of their compensation not to exceed maximum annual federal limits. The 401(k) Plan also allows for discretionary employer contributions. Effective January 1, 2008, the company increased the employer matching contributions from 65% to 70% of all employee contributions made, with a maximum annual contribution of $2,100 per participant. The employee’s contributions are fully vested, and the company’s matching contributions vest on an annual basis over a 48-month period, beginning on the employee’s hire date. The company’s contributions were $0.6 million, de minimis, $0.7 million, and $0.8 million for the period from January 1, 2007 through December 5, 2007, the period from December 6, 2007 through December 31, 2007, and the years ended December 31, 2008 and 2009, respectively.

The company has a medical and vision benefit plan covering full-time employees of the company and their dependents. The plan is a partially self-funded plan under which participant claims are obligations of the plan. The plan is funded through employer and employee contributions at a level sufficient to pay for the benefits provided by the plan. The company’s contributions to the plan were $3.0 million, de minimis, $2.6 million, and $3.5 million for the period from January 1, 2007 through December 5, 2007, the period from December 6, 2007 through December 31, 2007, and the years ended December 31, 2008 and 2009, respectively. The plan maintains individual and aggregate stop loss insurance policies on the medical portion of the plan of $0.2 million and approximately $4.5 million, respectively, to mitigate losses. Balances for the incurred but not yet reported claims, including reported but unpaid claims at December 31, 2008 and 2009, were $0.6 million and $0.5 million, respectively. The company estimates claims incurred but not yet reported each month based on its historical experience, and the company adjusts its accrual to meet the estimated liability.

10.	RELATED-PARTY TRANSACTIONS

The company has an exclusive license and service agreement related to its DNA product with an affiliated company of one of its investors. The investor’s ownership is not material to the overall equity of the company.

11.	INCOME TAXES

Income (loss) before income taxes consisted of the following (in thousands):

	Predecessor	Successor
	Period from	Period from
	Jan. 1, 2007	Dec. 6, 2007	Year Ended
	through	through	December 31,
	Dec. 5, 2007	Dec. 31, 2007	2008	2009

Income (loss) before income taxes:
United States	$12,159	$(1,266)	$4,336	$26,374
Foreign	630	66	(107)	261

	$12,789	$(1,200)	$4,229	$26,635

The income tax (benefit) provision consisted of the following (in thousands):

	Predecessor	Successor
	Period from	Period from
	Jan. 1, 2007	Dec. 6, 2007	Year Ended
	through	through	December 31,
	Dec. 5, 2007	Dec. 31, 2007	2008	2009

Current income tax:
Federal	$4,210	$441	$—	$8,577
State	(173)	1	3	1,095
Foreign	180	16	414	476

Total	4,217	458	417	10,148
Deferred income tax:
Federal	246	(355)	1,238	(4,086)
State	555	—	190	(722)

Total	801	(355)	1,428	(4,808)

Provision for income taxes	$5,018	$103	$1,845	$5,340

As of December 31, 2009, the company recognized a tax benefit for net operating loss carryforwards of $4.9 million and $0.3 million for federal and state purposes, respectively. The company also recognized a benefit of $0.8 million to tax expense due to changes in state apportionment factors resulting from enacted legislation

Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income tax expense as a result of the following (in thousands):

	Predecessor	Successor
	Period from	Period from
	Jan. 1, 2007	Dec. 6, 2007	Year Ended
	through	through	December 31,
	Dec. 5, 2007	Dec. 31, 2007	2008	2009

Computed expected tax expense	$4,476	$(420)	$1,480	$9,322
State income taxes, net of federal tax effect	266	189	199	602
Foreign income taxes	(41)	(7)	452	385
Recognition of net operating loss carryforwards	—	—	—	(5,168)
Tax exempt municipal interest	(410)	(31)	—	—
Non-deductible acquisition costs	1,024	—	(725)	—
Other	(297)	372	439	199

Provision for income taxes	$5,018	$103	$1,845	$5,340

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2008	2009

Deferred tax assets:
Deferred compensation	$925	$2,124
Net operating loss carryforwards — U.S.	4,943	5,911
Net operation loss carryforwards — Foreign	201	488
Investment in subsidiary	498	—
Other accruals and reserves	1,378	1,472
Valuation allowance	(201)	(488)

Total gross deferred tax assets	7,744	9,507
Deferred tax liabilities:
Intangible assets	(31,394)	(26,300)
Content in process	(2,071)	(2,161)
Depreciation differences	(373)	(2,098)
Other accruals and reserves	(34)	(268)

Total gross deferred tax liabilities	(33,872)	(30,827)

Net deferred tax liability	$(26,128)	$(21,320)

In assessing whether deferred tax assets will be realized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not the company will realize the benefits of these deductible differences, except for the foreign net operating losses and has determined that a valuation allowance is necessary for the foreign net operation losses only.

The company had net operating loss carryforwards of approximately $27.0 million for state and $2.1 million for foreign income tax purposes. The state and foreign net operating carryforwards will expire at various dates beginning in 2013.

The company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the company would incur income tax expense on such repatriation, net of any available deductions and foreign tax credits. As of December 31, 2009, unremitted earnings that are considered to be permanently invested outside the U.S., and on which no deferred taxes have been provided, is approximately $0.9 million. The unrecognized deferred tax liability for these earnings was approximately $0.3 million.

The total amount of gross unrecognized tax benefits, was as follows (in thousands):

	2008	2009

Gross unrecognized tax benefits as of January 1,	$543	$543
Decreases related to tax positions taken in prior years	—	(543)
Increases related to tax positions taken in current year	—	563

Gross unrecognized tax benefits at December 31,	$543	$563

If recognized, the unrecognized tax benefit would not have a significant impact on the company’s effective tax rate. The company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties related to unrecognized tax benefits were insignificant as of December 31,

2008 and were $0.1 million as of December 31, 2009. The company believes it is reasonably possible that the total unrecognized tax benefits will increase within 12 months of the reporting date; however the company is not currently able to quantify the amount of such change.

The company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 1996.

12.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the company adopted changes made to GAAP for fair value. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the new accounting guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:  Unobservable inputs are used when little or no market data is available.

Our cash equivalents and short-term investments are classified within Level 1 and out interest rate cap is classified Level 2 due to readily available market prices or alternative pricing sources utilizing market observable inputs.

The following table summarizes the financial instruments of the company at fair value based on the valuation approach applied to each class of security as of December 31, 2008 (in thousands):

		Fair Value Measurement at Reporting
		Date Using
			Significant
		Quoted Prices in	Other	Significant
	Balance at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$13,505	$13,505	$—	$—
Interest rate cap	2	—	2	—

Total assets	$13,507	$13,505	$2	$—

The following table summarizes the financial instruments of the company at fair value based on the valuation approach applied to each class of security as of December 31, 2009 (in thousands):

		Fair Value Measurement at Reporting
		Date Using
			Significant
		Quoted Prices in	Other	Significant
	Balance at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$61,782	$61,782	$—	$—
Short-term investments	33,331	33,331	—	—
Interest rate cap	1	—	1	—

Total assets	$95,114	$95,113	$1	$—

The carrying amounts reported in the financial statements for accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. The carrying value of long-term debt approximates fair value based on interest rates currently available to the company for debt with similar terms, at December 31, 2008 and 2009.

13.	COMMITMENTS AND CONTINGENCIES

The company has entered into noncancelable operating leases for facilities and certain equipment. Rent expense for operating leases with escalating lease payment terms is recognized on a straight-line basis over the lives of the related leases.

The following is a schedule by year of future minimum lease payments of noncancelable operating leases at December 31, 2009 (in thousands):

Years Ending December 31,

2010	$2,420
2011	2,305
2012	1,980
2013	1,591
2014	1,622
Thereafter	2,211

Total minimum lease payments	$12,129

Rental expense for operating leases was approximately $2.4 million, $0.2 million, $2.2 million, and $2.4 million for the period from January 1, 2007 through December 5, 2007, the period from December 6, 2007 through December 31, 2007, and the years ended December 31, 2008 and 2009, respectively. The company exited one of its leased facilities in May 2007 and was not able to sublease the facility and did not believe it would have been able to sublease the facility for the remaining lease term. As a result, the company recorded $0.6 million in the period from January 1, 2007 through December 5, 2007 as rent expense for the remaining minimum payments required until the first option to terminate the lease agreement plus an early termination fee. In October 2008, the company was able to exit the lease prior to the first option date to terminate the lease as the lessor found a new lessee, $0.1 million of remaining lease termination liability was released at that time. The company leases a portion of its facilities to third parties under noncancelable lease arrangements. Lease payments received for the period from January 1, 2007 through December 5, 2007, the period from December 6, 2007 through December 31, 2007, the years ended December 31, 2008 and 2009 were de minimis.

The company has entered into agreements with certain vendors requiring the company to make royalty payments based on specified future product sales or relative online page views. Products include certain books, proprietary genealogical information, content databases, and a search engine placed on CD ROMs. Royalty expenses were $2.0 million, $0.2 million, $1.4 million, and $1.4 million for the period from January 1, 2007 through December 5, 2007, the period from December 6, 2007 through December 31, 2007, and the years ended December 31, 2008 and 2009, respectively. Royalty expenses are included as a cost of subscription revenues and cost of product revenues in the accompanying statements of operations.

On May 1, 2006 the company entered into a sale-leaseback transaction with a third party in which the company sold its corporate office building for $18.6 million. As a result of the sale-leaseback the company was recognizing the gain on the sale of the building of $5.9 million as a reduction of rent expense over the term of the new lease agreement. The unrecognized amount was recorded as a deferred gain on sale-leaseback and was stated as a liability on the consolidated balance sheet as of December 31, 2006. The company entered into a 10-year operating lease as part of the transaction with estimated annual lease payments beginning at approximately $1.4 million and increasing 2% per annum. As a result of the acquisition as discussed in Note 1, the deferred gain was eliminated and is no longer being offset against rent expense.

The company is involved in various legal proceedings that have arisen in the ordinary course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position and results of operations or liquidity of the company.

14.	GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. For the period from January 1, 2007 through December 5, 2007, the period from December 6, 2007 through December 31, 2007, and the years ended December 31, 2008 and 2009, the company was organized as, and operated in, one reportable segment. The chief operating decision maker, or decision making group, review financial information on a consolidated basis, accompanied by disaggregated information of subscription revenue by geographic region for purposes of allocating resources and evaluating performance. The company’s foreign offices conduct marketing and support activities. Subscription revenues were attributed by geographic location based on the location of the customer. The company’s assets were primarily located in the United States and not allocated to any specific region.

The following presents subscription revenue by geographic region (in thousands):

	Predecessor	Successor
	Period from	Period from
	Jan. 1, 2007	Dec. 6, 2007
	through	through	Year Ended December 31,
	Dec. 5, 2007	Dec. 31, 2007	2008	2009

United States	$106,101	$8,633	$134,112	$156,150
United Kingdom	27,181	2,321	33,223	34,402
All other countries	7,859	738	14,056	17,155

Total subscription revenues	$141,141	$11,692	$181,391	$207,707

15.	SUBSEQUENT EVENTS

We evaluated subsequent events through February 26, 2010 in connection with the Annual Report on Form 10-K filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2010

Ancestry.com Inc.

By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Sullivan Timothy Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Howard Hochhauser Howard Hochhauser	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ Victor Parker Victor Parker	Director	February 26, 2010

/s/ Benjamin Spero Benjamin Spero	Director	February 26, 2010

/s/ Charles M. Boesenberg Charles M. Boesenberg	Director	February 26, 2010

/s/ David Goldberg David Goldberg	Director	February 26, 2010

/s/ Elizabeth Nelson Elizabeth Nelson	Director	February 26, 2010

/s/ Thomas Layton Thomas Layton	Director	February 26, 2010

			Incorporated by Reference
Exhibit						Exhibit	Filed
Number		Exhibit Description	Form	File No.	Filing Date	Number	Herewith

3.1		Amended and Restated Certificate of Incorporation	S-1/A	333-160986	Nov. 2, 2009	3.2
3.2		Amended and Restated Bylaws	S-1/A	333-160986	Oct. 20, 2009	3.2
4.1		Form of Common Stock Certificate	S-1/A	333-160986	Oct. 6, 2009	4.1
10	.1†	MyFamily.com, Inc. 1998 Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.1
10	.2†	MyFamily.com, Inc. 2004 Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.2
10	.3†	MyFamily.com, Inc. Executive Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.3
10	.4†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan.	S-1/A	333-160986	Sept. 15, 2009	10.4
10	.5†	Ancestry.com Inc. 2009 Stock Incentive Plan.	S-1/A	333-160986	Sept. 15, 2009	10.5
10	.6†	MyFamily.com, Inc. 1998 Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.6
10	.7†	MyFamily.com, Inc. 2004 Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.7
10	.8†	MyFamily.com, Inc. Executive Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.8
10	.9†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.9
10	.10†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement for Non-U.S. Employees.	S-1/A	333-160986	Sept. 15, 2009	10.10
10	.11†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Restricted Stock Units.	S-1/A	333-160986	Sept. 15, 2009	10.11
10	.12†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Nonqualified Stock Option.	S-1/A	333-160986	Sept. 15, 2009	10.12
10	.13†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Incentive Stock Options.	S-1/A	333-160986	Sept. 15, 2009	10.13
10.14		Registration Rights Agreement, by and among Generations Holding, Inc., certain Spectrum Group Stockholders and certain Other Stockholders, dated December 5, 2007.	S-1/A	333-160986	Sept. 15, 2009	10.14
10.15		Stockholders Agreement, by and among Generations Holding, Inc., certain Spectrum Group Stockholders and certain Other Stockholders, dated December 5, 2007.	S-1/A	333-160986	Sept. 15, 2009	10.15
10.16		Credit and Guaranty Agreement, by and among The Generations Network, Inc., certain guarantors and certain lending parties, dated December 7, 2007.	S-1/A	333-160986	Sept. 15, 2009	10.16
10.17		First Amendment to Credit and Guaranty Agreement, dated March 31, 2008.	S-1/A	333-160986	Sept. 15, 2009	10.17
10.18		Second Amendment to Credit and Guaranty Agreement, dated July 16, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.18

			Incorporated by Reference
Exhibit						Exhibit	Filed
Number		Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10	.19†	Form of Indemnification Agreement to be entered into with each director and executive officer.	S-1/A	333-160986	Oct. 20, 2009	10.19
10	.20†	Employment Letter by and between Timothy Sullivan and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.20
10	.21†	Employment Letter by and between Howard Hochhauser and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.21
10	.22†	Employment Letter by and between Joshua Hanna and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.22
10	.23†	Employment Letter by and between David Rinn and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.23
10	.24†	Employment Letter by and between William Stern and Ancestry.com Inc., dated June 29, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.24
10	.25†	Employment Letter by and between Christopher Tracy and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.25
10	.26†	Employment Letter by and between Andrew Wait and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.26
10	.27†	Employment Letter by and between Michael Wolfgramm and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.27
10	.28†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Nonqualified Stock Options for Non-Employee Directors.	S-1/A	333-160986	Nov. 2, 2009	10.28
10	.29†	Generations Holdings, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement for non-employee Directors.	S-1/A	333-160986	Nov. 2, 2009	10.29
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X
31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan