Form 10-Q
period 2010-03-31
Ancestry.com Inc.
filed 2010-05-07
CIK 1469433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________
Commission File Number: 001-34518
Ancestry.com Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1235962 (I.R.S. Employer Identification Number)

360 West 4800 North Provo, Utah (Address of principal executive offices)	84604 (Zip Code)
(801) 705-7000
(Registrants’ telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of April 30, 2010, there were 42,486,886 shares of the registrant’s common stock, par value $0.001, outstanding.

Ancestry.com Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ANCESTRY.COM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$97,666	$66,941
Restricted cash	2,252	2,181
Short-term investments	30,315	33,331
Accounts receivable, net of allowances of $274 and $472 at March 31, 2010 and December 31, 2009, respectively	5,208	5,860
Income tax receivable	473	2,017
Deferred income taxes	8,797	8,797
Prepaid expenses and other current assets	3,871	5,380

Total current assets	148,582	124,507
Property and equipment, net	17,973	19,430
Content database costs, net	50,609	49,650
Intangible assets, net	37,805	41,484
Goodwill	285,466	285,466
Other assets	2,538	2,811

Total assets	$542,973	$523,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,743	$6,877
Accrued expenses	21,916	18,850
Escrow liability	1,819	1,763
Deferred revenues	84,145	69,711
Current portion of long-term debt	28,445	28,416

Total current liabilities	144,068	125,617
Long-term debt, less current portion	68,722	71,609
Deferred income taxes	28,967	30,117
Other long-term liabilities	1,115	1,115

Total liabilities	242,872	228,458
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 175,000 shares authorized; 42,468 and 42,416 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	42	42
Additional paid-in capital	273,732	272,513
Accumulated other comprehensive loss	(11)	(41)
Retained earnings	26,338	22,376

Total stockholders’ equity	300,101	294,890

Total liabilities and stockholders’ equity	$542,973	$523,348

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
	(In thousands, except per share data)
Revenues:
Subscription revenues	$59,560	$49,184
Product and other revenues	4,861	4,049

Total revenues	64,421	53,233
Costs of revenues:
Cost of subscription revenues	11,501	9,756
Cost of product and other revenues	1,494	1,514

Total cost of revenues	12,995	11,270

Gross profit	51,426	41,963
Operating expenses:
Technology and development	9,927	8,856
Marketing and advertising	22,446	14,921
General and administrative	7,742	7,563
Amortization of acquired intangible assets	3,679	4,058

Total operating expenses	43,794	35,398

Income from operations	7,632	6,565
Other income (expense):
Interest expense	(1,216)	(1,841)
Interest income	63	131
Other income, net	9	8

Income before income taxes	6,488	4,863
Income tax expense	(2,526)	(1,360)

Net income	$3,962	$3,503

Net income per common share:
Basic	$0.09	$0.09

Diluted	$0.08	$0.09

Weighted average common shares outstanding
Basic	42,459	38,226

Diluted	47,454	39,139

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(unaudited)
	(In thousands)
Operating activities:
Net income	$3,962	$3,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,864	2,643
Amortization of content	1,834	1,712
Amortization of intangible assets	3,679	4,058
Amortization of deferred financing costs	215	212
Deferred income taxes	(1,150)	(1,200)
Stock-based compensation expense	1,004	1,526
Changes in operating assets and liabilities:
Accounts receivable	652	(520)
Restricted cash	(15)	381
Prepaid expenses and other assets	1,567	(126)
Income tax receivable	1,544	(12)
Accounts payable and accrued expenses	3,932	(447)
Deferred revenues	14,434	7,605

Net cash provided by operating activities	34,522	19,335
Investing activities:
Capitalization of content database costs	(2,792)	(1,786)
Purchases of property and equipment	(1,407)	(2,605)
Purchases of short-term investments	(2,000)	—
Proceeds from sale and maturity of short-term investments	5,046	—

Net cash used in investing activities	(1,153)	(4,391)
Financing activities:
Proceeds from exercise of stock options	214	209
Principal payments on debt	(2,858)	(2,625)
Repurchase of common stock	—	(100)

Net cash used in financing activities	(2,644)	(2,516)

Net increase in cash and cash equivalents	30,725	12,428
Cash and cash equivalents at beginning of period	66,941	40,121

Cash and cash equivalents at end of period	$97,666	$52,549

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,001	$4,028
Cash paid for income taxes	403	37
Supplemental disclosures of noncash investing and financing activities:
Unrealized gain on short-term investments	30	—
Capitalization of stock-based compensation	1	1
See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. NATURE OF OPERATIONS
Ancestry.com Inc. (the “company” or “Ancestry”) is an online family history resource that derives revenues from providing access to digitized historical records on a subscription basis. The company also offers other products including software, self-publishing products and advertising services.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and a variable interest entity (“VIE”). All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying condensed consolidated balance sheet as of March 31, 2010 and the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments of a normal recurring nature, considered necessary to present fairly the company’s financial position, results of its operations and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s 2009 Annual Report on Form 10-K (the “2009 Annual Report”) filed with the Securities and Exchange Commission on February 26, 2010.
The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Recent accounting pronouncements
There have been no new recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, with the exception of those discussed below, as compared to the recent accounting pronouncements described in the 2009 Annual Report, that are of significance, or potential significance, to the company.
In October 2009, the Financial Accounting Standard Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables. The new standards permit entities to use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence of fair value or when third-party evidence of selling price is not available. Additionally, these new standards modify the manner in which the selling price is allocated across the separately identified deliverables by no longer permitting the residual method of allocating the selling price and instead be allocating it in relation to relative selling values. The company expects to adopt this accounting guidance at the beginning of its first quarter of 2011 on a prospective basis for applicable transactions originating or materially modified after January 1, 2011. The company does not expect the adoption of this accounting standard to have a material effect on the company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued amended standards for determining whether to consolidate a VIE. These new standards amend the evaluation criteria to identify the primary beneficiary of a VIE and require ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. These standards were effective for the company beginning in the first quarter of 2010. The company has concluded that it is the primary beneficiary of a VIE and therefore has consolidated the financial statements of the VIE into the financial statements of the company. The VIE is not significant to the financial position, results of operations, or cash flows of the consolidated company. At March 31, 2010, the VIE had net assets of approximately $0.1 million. The adoption of the new standards did not have an impact on the company’s consolidated financial position, results of operations or cash flows.
2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Cash	$9,453	$5,159
Cash equivalents:
Money market funds	88,213	61,782

Total cash and cash equivalents	$97,666	$66,941

Short-term investments:
U.S. agency securities	$30,315	$33,331

Gross unrealized gains and losses on short-term investments were not significant at March 31, 2010 and December 31, 2009 or during the three months ended March 31, 2010. As of March 31, 2010, the company had U.S. agency securities totaling $15.3 million in an unrealized gain position and U.S. agency securities totaling $15.0 million in an unrealized loss position and had been in a loss position for less than one year. There are no securities in an unrealized loss position that are considered to be other than temporary. As of December 31, 2009, all U.S. agency securities were in an unrealized loss position and had been in a loss position for less than one year. The company designates all short-term investments as available-for-sale. As of March 31, 2010 and December 31, 2009, the company did not hold any investments with original maturities greater than one year from the date of purchase.
Cash equivalents and short-term investments are measured at fair value. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the accounting guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.
Our cash equivalents and short-term investments at March 31, 2010 and December 31, 2009 are all classified within Level 1. There were no movements between fair value measurement levels of our cash equivalents and short-term investments during the three months ended March 31, 2010.
The carrying amounts reported in the financial statements for accounts receivable and accounts payable approximate their fair values because of the short-term maturities of these financial instruments. The carrying value of long-term debt approximates fair values based on interest rates currently available to the company for debt with similar terms at March 31, 2010 and December 31, 2009.

3. NET INCOME PER COMMON SHARE
Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock-based awards to purchase common stock using the treasury stock method. A reconciliation of the numerator and the denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009

Basic net income per common share:
Net income	$3,962	$3,503
Shares used in computation:
Weighted-average common shares outstanding	42,459	38,226

Basic net income per common share	$0.09	$0.09

Diluted net income per common share:
Net income	$3,962	$3,503
Shares used in computation:
Weighted-average common shares outstanding	42,459	38,226
Dilutive stock options	4,995	913

Weighted-average number of diluted common shares	47,454	39,139

Diluted net income per common share	$0.08	$0.09

4. COMPREHENSIVE INCOME
Comprehensive Income
Other comprehensive income consists of unrealized gains and losses on available-for-sale securities. The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
	2010	2009

Net income	$3,962	$3,503
Other comprehensive income:
Change in unrealized loss on available for sale securities, net	30	—

Comprehensive income	$3,992	$3,503

5. STOCK-BASED AWARD PLANS
In July 2009, the Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the grant of stock options and other stock-based awards, including restricted stock units, to employees, directors and consultants. The 2009 Plan was effective upon the consummation of the company’s initial public offering on November 10, 2009. The 2009 Plan is subject to various automatic annual increase provisions on the first day of each fiscal year. On January 1, 2010, the number of stock-based awards available for grant under the 2009 Plan increased by 1,696,653 shares. As of March 31, 2010, 3,368,471 stock-based awards were available to be granted under the 2009 Plan. The company has also granted stock options under previously approved plans: the 1998 Stock Option Plan (the “1998 Plan”), the Executive Stock Plan (“ESP”), the 2004 Stock Option Plan (the “2004 Plan”) and the Generations Holding, Inc. Stock Purchase and Option Plan (the “2008 Plan”). The company has no intentions to grant additional stock awards under the 1998 Plan, ESP, 2004 Plan or 2008 Plan.
Stock Options
Stock option awards granted generally vest over four years and have a term not greater than ten years from the date of grant. A summary of stock option activity of all the plans for the three months ended March 31, 2010 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2009	10,373,290	$5.29
Granted	252,250	16.07
Exercised	(52,056)	4.10
Canceled	(15,895)	5.38

Outstanding at March 31, 2010	10,557,589	5.55

Exercisable at March 31, 2010	6,747,065	4.76

Vested and expected to vest	10,360,516	5.49

As of March 31, 2010, the company had $9.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 2.6 years. The weighted average remaining contractual life of options outstanding at March 31, 2010 was 6.9 years. The total intrinsic values of options outstanding and options exercisable as of March 31, 2010 were $120.3 million and $82.2 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2010 was $0.5 million.
The company estimates the fair value of each option on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair values of options granted during the three months ended March 31, 2010 and 2009 were $5.43 and $2.64, respectively. The following weighted average assumptions were used in the calculations for the three months ended March 31, 2010 and 2009.

	March 31,
	2010	2009

Expected volatility	40%	50%
Expected term (in years)	4.0	4.2
Weighted average risk-free interest rate	1.9%	1.6%
Weighted average fair value of the underlying common stock	$16.07	$5.50
Expected dividends	—	—

Restricted Stock Units
During the three months ended March 31, 2010, the company also issued restricted stock units under the 2009 Plan. Restricted stock unit awards generally vest over four years, though the initial grant of restricted stock units had a delayed initial vesting date. The following table summarizes restricted stock unit activity for the three months ended March 31, 2010.

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock units outstanding at December 31, 2009	—	$—
Granted	196,198	16.53
Vested	—	—
Forfeited	—	—

Restricted stock units outstanding at March 31, 2010	196,198	16.53

As of March 31, 2010 the company had $2.7 million of total unrecognized compensation expense, net of estimated forfeitures related to restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted average period of 4.2 years.
The following table summarizes stock-based compensation expense included in the statement of operations (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Cost of subscription revenues	$28	$29
Technology and development	397	475
Marketing and advertising	68	88
General and administrative	511	934

Total stock-based compensation expense	$1,004	$1,526

6. INCOME TAXES
The company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating the company’s uncertain tax positions and determining its provision for income taxes. The company’s total gross unrecognized tax benefits as of March 31, 2010 and December 31, 2009 were $0.6 million. The gross uncertain tax positions, if recognized by the company, would affect the company’s effective income tax rate.
7. COMMITMENTS AND CONTINGENCIES
The company is involved in various legal proceedings that have arisen in the ordinary course of business. While the company’s management does not believe that any pending legal claim or proceeding will be resolved in a manner that would have a material adverse effect on the company’s business, the company cannot assure the ultimate outcome of any legal proceeding or contingency in which the company is or may become involved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:
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
Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, which statements speak only as of the date of this Quarterly Report. These important factors include those that we discuss in this Quarterly Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere. You should read these factors and the other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All subsequent written or spoken forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview
Ancestry.com is the world’s largest online family history resource, with more than 1.2 million paying subscribers around the world as of March 31, 2010. We have been a leader in the family history market for over 20 years and have helped pioneer the market for online family history research. We believe that most people have a fundamental desire to understand who they are and from where they came, and that anyone interested in discovering, preserving and sharing their family history is a potential user of Ancestry.com. We strive to make our service valuable to individuals ranging from the most committed family historians to those taking their first steps towards satisfying their curiosity about their family stories.
The foundation of our service is an extensive and unique collection of billions of historical records that we have digitized, indexed and put online over the past decade. Our subscribers use our proprietary online platform, extensive digital historical record collection, and easy-to-use technology to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories with their families. We offer our service on a subscription basis, typically annual or monthly. These subscribers are our primary source of revenue. We charge each subscriber for their subscription at the commencement of their subscription period and at each renewal date. Although monthly subscribers have become an increasing proportion of our subscribers, the predominantly annual commitments of our subscribers enhance management’s near-term visibility on our revenues and provide working capital benefits, which we believe enable us to more effectively manage the growth of our business. We provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web sites with new tools and features and enabling greater collaboration among our users through the growth of our global community.
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
The following discussion and analysis is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report as well as the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report.”)
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
Performance Highlights
The following represents our performance highlights for the periods presented:

	Three Months Ended
	March 31,
	2010	2009

Total subscribers	1,211,978	959,411
Gross subscriber additions	279,100	188,561
Monthly churn	3.3%	4.3%
Subscriber acquisition cost	$69.57	$62.23
Average monthly revenue per subscriber	$16.70	$16.46
Our subscriber numbers increased in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 as a result of increased interest in Ancestry.com stemming from NBC’s release of the U.S. version of the television show “Who Do You Think You Are?” on March 5, 2010. Prior to the premier of the television show, we were seeing increased annual growth of approximately 18% in gross subscriber additions, primarily due to our own marketing efforts, particularly our new television advertising campaigns that have been running in our major markets: the U.S., the U.K., Canada, and Australia.
Our monthly churn dropped a full percentage point in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease was in part due to our growing collection of digitized historical content, our continued investment in the Ancestry.com product platform itself, growing collaboration within our large subscriber community and the impact of increased category awareness and excitement coming from the NBC show and our own marketing efforts. We expect churn, which is higher among monthly subscribers as compared to annual subscribers, to increase sequentially during the second quarter of 2010 because a larger proportion of the gross subscriber additions during the three months ended March 31, 2010 were monthly subscribers as compared to our December 31, 2009 subscriber base.

Components of Condensed Consolidated Statements of Operations
Revenues
Subscription revenues. We derive subscription revenues primarily from providing access to our services via our various Ancestry.com Web sites. Subscription revenues are recognized ratably over the subscription period, which consists primarily of annual and monthly subscriptions, net of estimated cancellations. We typically charge each subscriber’s credit card for their subscription at the commencement of their subscription period and at each renewal date (whether annual or monthly), unless they cancel their subscription before the renewal date. The amount of unrecognized revenues is recorded in deferred revenue.
A majority of our subscription revenues are derived from subscribers in the United States. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the Web site to which the person subscribes. The following presents subscription revenue by geographic region (in thousands):

	Three Months Ended
	December 31,
	2010	2009

United States	$44,404	$37,076
United Kingdom	9,717	8,145
All other countries	5,439	3,963

Total subscription revenues	$59,560	$49,184

Product and other revenues. Product and other revenues include sales of desktop software (Family Tree Maker), vital records certificates, DNA testing (Ancestry.com DNA), advertising and other products and services. Revenues related to these products are recognized upon shipment of product or fulfillment of services, as applicable.
Cost of Revenues
Cost of subscription revenues. Cost of subscription revenues consist of amortization of our database content costs, depreciation expense on web servers and equipment, credit card processing fees, web hosting costs, royalty costs on certain content licensed from others and personnel-related costs for database content support and subscriber services personnel.
Cost of product and other revenues. Cost of product and other revenues consist of our direct costs to purchase the products, shipping costs, credit card processing fees, personnel-related costs of warehouse personnel, warehouse storage costs and royalties on products licensed from others.
Personnel-related costs for each category of cost of revenues and operating expenses include salaries, bonuses, stock-based compensation, employer payroll taxes and employee benefit costs.
Operating Expenses
Technology and development. Technology and development expenses consist of personnel-related costs incurred in product development, maintenance and testing of our Web sites, enhancing our record search and linking technologies, developing solutions for new product lines, internal information systems and infrastructure, third-party development, and other internal-use software systems. Our development costs are primarily based in the United States and are primarily devoted to providing accessibility to content and tools for individuals to do family history research. We expect our investment in technology and development to increase in absolute dollars in 2010 as compared to 2009 as we invest in personnel and other resources to further improve our service.

Marketing and advertising. Marketing and advertising expenses consist primarily of direct expenses related to television and online advertising and personnel-related expenses. We expect marketing expenses to increase in absolute dollars and as a percentage of revenues in 2010 as compared to 2009 due to our efforts to build category and brand awareness globally, increased marketing expenses in the first half of 2010 related to the marketing and promotion around the U.S. version of the television show “Who Do You Think You Are?” and increased media costs.
General and administrative. General and administrative expenses consist principally of personnel-related expenses for our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional fees and other general corporate expenses. We expect our general and administrative expenses to increase in absolute dollars in 2010 due to the compliance costs of being a public company.
Amortization of acquired intangible assets. Amortization of acquired intangible assets is the amortization expense associated with subscriber relationships and contracts, core technologies, and intangible assets, including trademarks and tradenames.
Other Income (Expense) and Income Tax Expense
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the three months ended March 31, 2010 and 2009. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Subscription revenues	92.5%	92.4%
Product and other revenues	7.5	7.6

Total revenues	100.0	100.0
Costs of revenues:
Cost of subscription revenues	17.9	18.3
Cost of product and other revenues	2.3	2.9

Total cost of revenues	20.2	21.2

Gross profit	79.8	78.8
Operating expenses:
Technology and development	15.4	16.7
Marketing and advertising	34.9	28.0
General and administrative	12.0	14.2
Amortization of acquired intangible assets	5.7	7.6

Total operating expenses	68.0	66.5

Income from operations	11.8	12.3
Other income (expense):
Interest expense	(1.8)	(3.5)
Interest income	0.1	0.3
Other income, net	—	—

Income before income taxes	10.1	9.1
Income tax expense	(3.9)	(2.5)

Net income	6.2	6.6
Revenues, Cost of Revenues and Gross Profit

	Three Months Ended
	March 31,
	2010	2009	% Change
	(In thousands)

Revenues:
Subscription revenues	$59,560	$49,184	21.1%
Product and other revenues	4,861	4,049	20.1

Total revenues	64,421	53,233	21.0
Cost of revenues:
Cost of subscription revenues	11,501	9,756	17.9
Cost of product and other revenues	1,494	1,514	(1.3)

Total cost of revenues	12,995	11,270	15.3

Gross profit	$51,426	$41,963	22.6

Gross profit percentage	79.8%	78.8%

Subscription revenues
The increase in our subscription revenues of $10.4 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily the result of an increase in the number of total subscribers, as well as an increase in average monthly revenue per subscriber on our Ancestry.com Web sites. Average monthly revenue per subscriber increased in the three months ended March 31, 2010, due to both a shift in mix between annual and monthly subscriptions to more monthly subscriptions, relative to the three months ended March 31, 2009 and a shift in mix from basic packages to premium packages, relative to the comparable prior-year period. During the three months ended March 31, 2010, changes in foreign currency exchange rates had an unfavorable impact on subscription revenues. Had our average exchange rates remained the same for the three months ended March 31, 2010 as our average exchange rates for the three months ended March 31, 2009, our reported revenues in the three months ended March 31, 2010 would have been approximately 0.5% higher.
Product and other revenues
The increase in product and other revenues of $0.8 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily due to a non-recurring release of a sales returns reserve related to a change in our software distribution partners. Additionally, revenues related to our vital records products increased, partially offset by a decrease in revenues related to our Ancestry DNA products.
Cost of subscription revenues
The increase in our cost of subscription revenues of $1.7 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily due to a $0.7 million increase in our personnel-related costs reflecting an increase in our Web hosting support personnel, an increase in our credit card processing fees of $0.4 million and an increase in our web hosting costs of $0.4 million as transaction volumes were greater during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
Cost of product and other revenues
Cost of product and other revenues remained relatively consistent between the three month periods ended March 31, 2010 and March 31, 2009.
Operating Expenses

	Three Months Ended
	March 31,
	2010	2009	% Change
	(In thousands)
Operating expenses:
Technology and development	$9,927	$8,856	12.1%
Marketing and advertising	22,446	14,921	50.4
General and administrative	7,742	7,563	2.4
Amortization of acquired intangible assets	3,679	4,058	(9.3)

Total operating expenses	$43,794	$35,398	23.7

Technology and development
The increase in technology and development expenses of $1.1 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily the result of an increase in personnel-related expenses reflecting an increase in the number of technology and development personnel during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Marketing and advertising
The increase in marketing and advertising expenses of $7.5 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily attributable to a $7.8 million increase in television and online advertising in both the domestic and international markets, which included $4.5 million of marketing and advertising expenses around the U.S. version of the television show “Who Do You Think You Are?”
General and administrative
The increase in general and administrative expenses of $0.2 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily the result of increased outside services such as consultants, legal services and accounting fees as well as foreign currency translation losses.
Amortization of acquired intangible assets
The decrease in amortization of acquired intangible assets of $0.4 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was due to decreased amortization of our subscriber relationship intangible asset, which is amortized on an accelerated basis.
Other Income (Expense) and Income Tax Expense

	Three Months Ended
	March 31,
	2010	2009	% Change
	(In thousands)

Other income (expense):
Interest expense	$(1,216)	$(1,841)	(33.9)%
Interest income	63	131	(51.9)
Other income, net	9	8	12.5
Income tax expense	(2,526)	(1,360)	85.7
Other data:
Effective tax rate	38.9%	28.0%
Interest expense
The decrease in interest expense of $0.6 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily due to the $33.2 million of principal payments made on our credit facility during the past 12 months, which reduced our debt balance during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Additionally, the effective interest rate on our credit facility decreased to 4.1% as of March 31, 2010 from 4.3 % as of March 31, 2009.
Interest income
Interest income was not significant in either of the three month periods ended March 31, 2010 or 2009.
Other income, net
Other income was not significant in either of the three month periods ended March 31, 2010 or 2009.

Income tax expense
Our effective income tax rate of 38.9% for the three months ended March 31, 2010 differed from the federal statutory rate of 35% principally due to state income taxes of 2.3% and to foreign income taxes of 1.0% as a result of net operating losses in foreign jurisdictions for which no income tax benefit has been recognized and to other items of 0.6%.
For the three months ended March 31, 2009 our effective income tax rate of 28.0% differed from the federal statutory rate of 35% primarily due to state income taxes of 1.8%, to changes in the state tax apportionment factors resulting from enacted legislation of (21.5)%, to foreign income taxes of 3.0% as a result of net operating losses in foreign jurisdictions for which no income tax benefit has been recognized, to net operating loss adjustments of 4.2% and to other items of 5.5%.
Other Financial Data
In addition to our GAAP results discussed above, we believe adjusted EBITDA and free cash flow are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA and free cash flow as supplemental measures to evaluate the overall operating performance of companies. For the three months ended March 31, 2010 and 2009, our net income, adjusted EBITDA and free cash flow were as follows:

	Three Months Ended
	March 31,
	2010	2009	% Change
Net Income	$3,962	$3,503	13.1%
Adjusted EBITDA(1)	17,013	16,504	3.1
Free cash flow(2)	11,410	8,048	41.8

(1)	Adjusted EBITDA. We define adjusted EBITDA as net income plus net interest expense; income tax expense; non-cash charges including depreciation, amortization and stock-based compensation expense; other (income) expense.

(2)	Free cash flow. We define free cash flow as net income plus net interest expense; income tax expense; non-cash charges including depreciation, amortization and stock-based compensation expense; other (income) expense; minus capitalization of content database costs, capital expenditures and cash paid for income taxes and interest.
Adjusted EBITDA and free cash flow are financial data that are not calculated in accordance with generally accepted accounting principles, or GAAP. The table below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a reconciliation of these non-GAAP financial measures to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. We prepare adjusted EBITDA and free cash flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures.
Our management uses adjusted EBITDA and free cash flow as measures of operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance. We also use adjusted EBITDA and have used free cash flow as factors when determining management’s incentive compensation.

Management believes that the use of adjusted EBITDA and free cash flow provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Management believes that it is useful to exclude non-cash charges such as depreciation, amortization and stock-based compensation from adjusted EBITDA and free cash flow because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be.
Although adjusted EBITDA and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA and free cash flow each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:
•	adjusted EBITDA and free cash flow do not reflect our future requirements for contractual commitments and adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures;

•	adjusted EBITDA and free cash flow do not reflect changes in, or cash requirements for, our working capital;

•	adjusted EBITDA does not reflect interest income or interest expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes;

•	adjusted EBITDA and free cash flow do not reflect the non-cash component of employee compensation;

•	although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and adjusted EBITDA and free cash flow do not reflect any cash requirements for these replacements;

•	other companies in our industry may calculate adjusted EBITDA or free cash flow or similarly titled measures differently than we do, limiting their usefulness as comparative measures.
The following table presents a reconciliation of our adjusted EBITDA and free cash flow to net income, the most comparable GAAP measure, for each of the periods identified.

	Three Months Ended
	March 31,
	2010	2009

Reconciliation of adjusted EBITDA and free cash flow to net income:
Net income	$3,962	$3,503
Interest expense, net	1,153	1,710
Income tax expense	2,526	1,360
Depreciation expense	2,864	2,643
Amortization expense	5,513	5,770
Stock-based compensation	1,004	1,526
Other income, net	(9)	(8)

Adjusted EBITDA	$17,013	$16,504

Capitalization of content database costs	(2,792)	(1,786)
Purchase of property and equipment	(1,407)	(2,605)
Cash paid for interest	(1,001)	(4,028)
Cash paid for income taxes	(403)	(37)

Free cash flow	$11,410	$8,048

Liquidity and Capital Resources
On November 10, 2009, we received net proceeds of $47.8 million from our initial public offering. Prior to our initial public offering, we had funded our operations primarily from cash flows from operations. In December 2007, Spectrum Equity Investors contributed cash and equity with an aggregate value of $138.6 million and we entered into a credit facility that included a $140 million term loan as part of a larger transaction, which we refer to as the Spectrum investment.
Our primary uses of cash include operating costs such as personnel-related expenses, marketing and advertising, payments related to our long-term debt, capital and content database costs and web hosting costs. Our future capital requirements may vary materially from those now planned and will depend on many factors, including:
•	the development of new services;

•	market acceptance of our services;

•	the levels of advertising and promotion required to retain and acquire subscribers;

•	the launch of additional services and improvement of our competitive position in the marketplace;

•	the expansion of our development and marketing organizations;

•	the building of infrastructure necessary to support our growth; and

•	our relationships with suppliers and customers.
We have experienced increases in our expenditures in connection with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We expect cash on hand, internally generated cash flow and available credit from our credit facility will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, and debt repayments) for at least the next 12 months.
As of March 31, 2010, we had $138.0 million of total liquidity, comprised of $97.7 million in cash and cash equivalents, $30.3 million in short-term investments and the ability to borrow $10.0 million under the revolving portion of our credit facility. Cash and cash equivalents are comprised of high quality investments including money market funds. Short-term investments are classified as available-for-sale and are held in high quality investments including U.S. government agency securities with maturities less than a year. Note 2 to our condensed consolidated financial statements included in this Quarterly Report describes further the composition of our cash and cash equivalents and short-term investments.
Summary cash flow information for cash and cash equivalents and short-term investments for the three months ended March 31, 2010 and 2009 is set forth below. For the purposes of this cash flow analysis, we consider our highly liquid short-term investments as cash.

	March 31,
	2010	2009	% Change
	(In thousands)
Net cash and cash equivalents and short-term investments provided by (used in):
Operating activities	$34,522	$19,335	79%
Investing activities	(4,169)	(4,391)	(5)
Financing activities	(2,644)	(2,516)	5

Increase in cash and cash equivalents and short-term investments	$27,709	$12,428	123

Cash Flow Analysis
Sources and uses of cash
Cash and cash equivalents and short-term investments increased by $27.7 million to $128.0 million in the three months ended March 31, 2010 as compared to an increase of $12.4 million in the three months ended March 31, 2009. During the three month periods, net cash provided by operating activities was used primarily for debt repayments, investments in capital and content database costs.
Net cash provided by operating activities
For the three months ended March 31, 2010, net cash provided by operating activities was $34.5 million for an increase of $15.2 million, as compared to the three months ended March 31, 2009. Net cash provided by operating activities consists of net income as adjusted for non-cash expenses and changes in operating assets and liabilities. Net income was $4.0 million for the three months ended March 31, 2010. Non-cash expenses, including depreciation, amortization of content database costs, amortization of acquired intangible assets, stock-based compensation and amortization of deferred financing costs, totaled $9.6 million for three months ended March 31, 2010 for a decrease of $0.6 million as compared to the three months ended March 31, 2009. Net cash provided by changes in operating assets and liabilities excluding deferred revenue totaled $7.7 million in the three months ended March 31, 2010 for an increase of $8.4 million over the comparable prior year period. Additionally, deferred revenue, cash received from subscribers, but not yet recognized in revenue, increased $14.4 million during the three months ended March 31, 2010 for an increase of $6.8 million over the comparable prior year period.
Net cash used in investing activities
For the three months ended March 31, 2010, net cash used in investing activities totaled $4.2 million for a decrease of $0.2 million, as compared to the three months ended March 31, 2009. Net cash used in investing activities consisted of investments in capital equipment and content database costs. The decrease in net cash used in investing activities was due to decreased purchases of capital equipment partially offset by increased content database costs.
Net cash used in financing activities
For the three months ended March 31, 2010, net cash used in financing activities totaled $2.6 million for an increase of $0.1 million as compared to the three months ended March 31, 2009. Net cash used in financing activities consisted primarily of principal payments on long-term debt partially offset by proceeds from stock option exercises.
Contractual Obligations
Long-term Debt
At March 31, 2010, long-term debt outstanding under our credit facility totaled $97.2 million. Of the amount outstanding at March 31, 2010, $28.4 million is due in the next 12 months, including an $18.6 million excess cash payment that we expect to make in the second quarter of 2010. We expect to repay the credit facility with cash on hand, including the proceeds from our initial public offering and cash flow generated from operations. We were in compliance with all debt covenants under the credit facility at March 31, 2010. The credit facility includes a revolving commitment of up to $10.0 million, of which $10.0 million was available for borrowing at March 31, 2010. There were no significant changes to the credit facility during the three months ended March 31, 2010. Note 6 to our consolidated financial statements in the 2009 Annual Report describes further our credit facility and related long-term debt.
Operating Leases
There have been no significant changes to our contractual lease obligations since December 31, 2009. We have entered into various non-cancelable operating lease agreements for our offices and distribution centers throughout the U.S. with original lease periods expiring through 2015. We recognize rent expense on our operating leases on a straight-line basis beginning at the commencement of the lease.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances at the time made, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.
We consider the assumptions and estimates associated with recoverability of intangible assets, the period of amortization of our database content costs, stock-based compensation and income taxes to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 to our consolidated financial statements included in our 2009 Annual Report. There have been no changes to our significant accounting policies since December 31, 2009 except as discussed below in Recent Accounting Pronouncements.
Recent Accounting Pronouncements
Revenue Recognition
In October 2009, the Financial Accounting Standard Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables. The new standards permit entities to use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence of fair value or when third-party evidence of selling price is not available. Additionally, these new standards modify the manner in which the selling price is allocated across the separately identified deliverables by no longer permitting the residual method of allocating the selling price and instead be allocating it in relation to relative selling values. We expect to adopt this accounting guidance at the beginning of the first quarter of 2011 on a prospective basis for applicable transactions originating or materially modified after January 1, 2011. Management does not expect the adoption of this accounting standard to have a material effect on our consolidated financial position, results of operations or cash flows.
Variable Interest Entities
In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity (“VIE”). These new standards amend the evaluation criteria to identify the primary beneficiary of a VIE and require ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. These standards were effective for us beginning in the first quarter of 2010. The adoption of the new standards did not have an impact on our consolidated financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange risks. For financial market risks related to changes in interest rates and foreign currency exchange, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our 2009 Annual Report. Our exposure to market risk has not changed significantly since December 31, 2009.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
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

Item 1A. Risk Factors
A wide range of factors could materially affect our performance. The following factors and other information included in this Quarterly Report should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following events actually occur, our business, financial condition and results of operations could be adversely affected.
Risks Related to Our Business
If our efforts to retain and attract subscribers are not successful, our revenues will be adversely affected.
We generate substantially all of our revenue from subscriptions to our services. We must continue to retain existing and attract new subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to retain them, and as a result, our revenues would be adversely affected. For example, if consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to regularly introduce new and improved services, or if we introduce new services that are not favorably received by the market, we may not be able to retain existing or attract new subscribers. We rely on our marketing and advertising efforts, including television and online and offline performance-based and fixed-cost programs, to attract new subscribers and retain existing subscribers. If we are unable to effectively retain existing subscribers and attract new subscribers, our business, financial condition and results of operations would be adversely affected.
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
Our recent performance may not be sustainable, which could negatively affect our stock price or financial condition and results of operations.
Our revenues have grown rapidly, increasing from $140.3 million in 2005 to $224.9 million in 2009, representing a compound annual growth rate of 12.5%. In the three months ended March 31, 2010, our revenue growth was 21% over the prior year quarter. We may not be able to sustain our recent growth rate in future periods and you should not rely on the revenue growth of this quarter or any prior quarter or year as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings and acquiring new and relevant content, and also to expanding awareness of our brand and category through marketing, such as the increased advertising we undertook in connection with the television program “Who Do You Think You Are?,” which may reduce our margins in the near term. If our margins or our future growth resulting from our implementation of these strategies fail to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.

If we experience excessive rates of subscriber churn, our revenues and business will be harmed.
We must continually add new subscribers both to replace subscribers who choose not to renew their subscriptions and to grow our business beyond our current subscriber base. We describe the percentage of subscribers who elect not to renew their subscriptions as subscriber “churn.” Subscribers choose not to renew their subscriptions for many reasons, including a desire to reduce discretionary spending or a perception that they do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience, or subscriber service issues are not satisfactorily resolved. Subscribers may choose not to renew their subscription at any time prior to the renewal date. When we add subscribers as rapidly as we have in the most recent quarter, the level of churn may also increase. If we are unable to attract new subscribers in numbers greater than our subscriber churn, our subscriber base will decrease and our business, financial condition and results of operations will be adversely affected.
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
A change in our mix of subscription durations could have a significant impact on our revenue, churn and revenue visibility.
A majority of our subscribers have annual subscriptions. At any point in time, however, the majority of new subscribers generally sign up for monthly subscriptions, and may or may not choose to renew or convert to annual subscriptions. We generally experience higher rates of churn for monthly subscribers than for annual subscribers. As of March 31, 2010, the percentage of overall subscribers that are monthly subscribers had increased to 29%, as compared to 24% at March 31, 2009. If this trend continues, more of our revenue would become dependent on monthly renewals, and we would likely have higher churn. We continually evaluate the types of subscriptions that are most appropriate for us and our subscribers. As we make these evaluations, we may more aggressively market subscriptions that are shorter than our annual subscriptions. Any material change in our mix of subscription duration could have a significant impact on our revenue and churn.
Additionally, the predominantly annual commitments of our subscribers enhance our near-term visibility on our revenues, which we believe enable us to more effectively manage the growth of our business and provide working capital benefits. A shift in subscriber mix towards more monthly subscriptions may result in diminished visibility with respect to forecasting revenue, which could make it more difficult to manage our growth and effectively budget future working capital requirements.
Because we recognize revenues from subscriptions to our service over the term of the subscription, downturns or upturns in subscriptions may not be immediately reflected in our operating results and therefore could affect our operating results in later periods.
We recognize revenues from subscribers ratably over the term of their subscriptions. Given that annual subscriptions still represent a substantial majority of our subscriptions, a large portion of our revenues for each quarter reflects deferred revenue from subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in the revenues in that quarter but will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns or upturns in subscriptions or market acceptance of our service, or changes in subscriber churn, may not fully impact our results of operations until future periods.

If our marketing and advertising efforts fail to generate additional revenues on a cost-effective basis, or if we are unable to manage our marketing and advertising expenses, it could harm our results of operations and growth.
Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures and the continued success of television programming related to family history. We use a diverse mix of online and offline performance-based and fixed-cost marketing and advertising programs to promote our products and services and programming, and we periodically adjust our mix of marketing and advertising programs to reflect our television audience. We have recently experienced price increases in some of our marketing and advertising channels. Significant increases in the pricing of one or more of our marketing and advertising channels would increase our marketing and advertising expense or cause us to choose less expensive but less effective marketing and advertising channels. As we implement new marketing and advertising strategies and phase out older strategies, we have expanded into television advertising, which may have significantly higher costs than other channels and which could adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, such as NBC in future seasons of “Who Do You Think You Are?,” which could increase our operating expenses. We have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, as in the case of television programming, and our marketing and advertising expenditures may not continue to result in increased revenue or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer.
In addition, our expanded marketing efforts may increase our subscriber acquisition cost. We may decide to expand our international marketing and advertising efforts, which will lead to a significant increase in our marketing and advertising expenses. Any of these additional expenses may not result in sufficient customer growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.
We cannot predict what impact, if any, the television show “Who Do You Think You Are?” will have on our business in the future.
We purchased product integration in the television show “Who Do You Think You Are?” in the United States, which aired starting in the quarter ended March 31, 2010. In addition, during that quarter, PBS also aired a television series related to family history and genealogy. Both these series, or their combined effects, together with our increased television advertising, caused increased interest in our core business that resulted in a greater number of subscribers, which while increasing revenue for some duration, may also increase our churn. Our investment in “Who Do You Think You Are?” may also cause our subscriber acquisition costs to increase. While NBC has announced a second season of “Who Do You Think You Are?,” we have not executed a new contract to purchase product integration with NBC, and even if we did we cannot guarantee that another season of the show will in fact air. If we do not receive lasting benefits from these and future shows, it could have a negative effect on our stock price.
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
In addition, we recognize substantially all of our revenues from subscribers in the United States, the United Kingdom, and to a lesser extent, Australia and Canada. Consequently, a decrease of interest in and demand for online family history services in these countries could have a disproportionately greater impact on us than if our geographical mix of revenue was less concentrated.
Challenges in acquiring historical content and making it available online could adversely affect our ability to retain and expand our subscriber base, and therefore adversely affect our business, financial condition and results of operations.
In order to retain and expand our subscriber base, both domestically and internationally, we must continue to expend significant resources to acquire significant amounts of additional historical content, digitize it and make it available to our subscribers online. We face legal, logistical and cultural challenges in acquiring new content. Relevant governmental records may be widely dispersed and held at a national, state or local level.
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

While we own or license most of the images in our database, we generally do not own the underlying historical documents. If owners of content have sold or licensed it for digitization purposes on an exclusive basis to a third party, we would not be able to acquire this content. The owners of such historical records generally can allow one or more parties to digitize those records. If owners of content have sold or licensed the rights to digitize that content, even on a non-exclusive basis, they often elect not to sell or license it for digitization purposes to any other person. Therefore, if one of our competitors acquires rights to digitize a set of content, even on a non-exclusive basis, we may be unable to acquire rights to digitize that content. In some cases, acquisition of content involves competitive bidding, and we have in the past and may in the future choose not to bid or may not successfully bid to acquire content rights. In addition, a number of governmental bodies and other organizations are interested in making historical content available for free and owners of historical records may license or sell their records to such governmental bodies and organizations in addition to or instead of licensing or selling their content to us. Our inability to offer vital records or other valuable content as part of our family history research databases or the widespread availability of such content elsewhere at lower cost or for free could result in our subscription services becoming less valuable to consumers, which could have an adverse impact on our number of subscribers or subscriber churn, and therefore on our business, financial condition and results of operations.
We depend in part upon third party licenses for some of our historical content, and a loss of those licenses, or disputes regarding royalties under these licenses, could adversely affect our ability to retain and expand our subscriber base, and therefore adversely affect our revenues, financial condition and results of operations.
Though we own or license most of the images in our databases, in some cases on a non-exclusive basis, we acquire a portion of our content pursuant to ongoing license agreements. Some of these agreements have finite terms and we may not be able to renew the agreements on terms that are advantageous to us or at all. For example, we license a significant amount of our United Kingdom content from the United Kingdom National Archives under several license agreements that generally have ten year terms, with varying automatic extension periods. These agreements with the United Kingdom National Archive expire from 2012 to 2019. The agreements are generally terminable by either party for breach by the other party and by the United Kingdom National Archives upon our insolvency or bankruptcy. Some of these agreements permit the United Kingdom National Archives to terminate these licenses if we undergo a change of control.
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
Digitizing and indexing new historical content can take a significant amount of time and expense and we generally incur the expenses related to such content significantly in advance of the time we can make it available to our subscribers. We have invested approximately $87 million in content to date and expect to continue to spend significant resources on content. Increases in the cost or time required to digitize and index new content could harm our financial results. Currently, two transcription vendors perform substantially all of our data transcription as measured by cost. We do not have long-term contracts with any of our transcription vendors. If we were to replace one of these transcription vendors for any reason, we would be required to provide extensive training to the new vendor, which could delay our ability to make our new content available to our subscribers, and our relationships with the new transcription vendors may be on financial or other terms less favorable to us than our existing arrangements. Our inability to maintain or acquire content or to make new content available online in a timely and cost-effective manner would have an adverse effect on our business, financial condition and results of operations.

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
We face competition in our business from a variety of online and offline organizations, some of which provide genealogical records free of charge. We expect competition to increase in the future. We generally compete on the basis of content, technology, ease of use, brand recognition, quality and breadth of products, service and support, price and the number of network users with whom other users can collaborate.
Ancestry.com and our similar international Web sites face competition from:
•	FamilySearch, and its Web site FamilySearch.org, a genealogy organization that is part of The Church of Jesus Christ of Latter-day Saints. FamilySearch has an extensive collection of paper and microfilm records. FamilySearch has digitized a large quantity of these records and has published them online at FamilySearch.org, where it makes them available to the public for free and through over 4,500 family history centers located throughout the world. FamilySearch is a well funded organization and has stated its intention to undertake a massive digitization project to bring most of its collection online.

•	Commercial entities, including online genealogical research services, library content distributors, search engines and portals, retailers of books and software related to genealogical research and family tree creation and family history oriented social networking Web sites.

•	Non-profit entities and organizations, genealogical societies, governments and agencies that may make vital statistics or other records available to the public for free.
We expect our competition to grow, and our competitors may include other Internet-based and offline businesses, governments and other entities. Our current and future competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms, than we do or may more easily obtain relevant records in international markets. Additionally, our current and future competitors may offer new categories of content, products or services before us, or at lower prices, which may give them a competitive advantage in attracting subscribers. Our current and future competitors may make historical records available online at no cost or on an advertising-supported basis rather than a subscription basis. Our future competitors and their products and services may be superior to any of our current competition. There has recently been some consolidation in our industry, and such consolidation could also increase competition in the future, including competition with respect to acquisition of content, exclusivity of content or pricing. To compete effectively, we may need to expend significant resources on content acquisition, technology or marketing and advertising, which could reduce our margins and have a material adverse effect on our business, financial condition and results of operations.

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
Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, and hire and integrate appropriate personnel, we may not be able to successfully implement our business plan.
Our growth in operations has placed a significant strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings and our expansion into new geographical areas, will continue to place similar strains on our personnel, technology and infrastructure. We plan to hire additional personnel in the future and may not make optimal hiring decisions or may not integrate personnel effectively. A sudden increase in our number of registered users could strain our capacity and result in Web site performance issues. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional capital investments will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.
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
Substantially all of our communications, network and computer hardware used to operate our Web sites are co-located in a facility in Utah. We do not own or control the operation of this facility. We have established a disaster recovery facility located at a third-party facility in Denver, Colorado. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. Our systems are not completely redundant, so a failure of our system at our primary site could result in reduced functionality for our registered users, and a total failure of our systems at both sites could cause our Web sites to be inaccessible by our registered users. Problems faced by our third-party web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including us, could adversely affect the experience of our subscribers. Our third-party web hosting provider could decide to close its facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy reorganization, faced by our third-party web hosting provider or any of the service providers with whom it contracts may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our third-party web hosting provider is unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have an adverse effect on our business, financial condition and results of operations.
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
Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:
•	our ability to retain existing subscribers and attract new subscribers;

•	the mix of annual and monthly subscribers at any given time and the mix of packages to which they subscribe to;

•	the success and timing of television programming relating to family history and its impact on our market and our marketing expenditures;

•	timing and amount of costs of new and existing marketing and advertising efforts;

•	timing and amount of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, including content acquisition and international expansion costs;

•	the cost and timing of the development and introduction of new product and service offerings by us or our competitors;

•	downward pressure on the pricing of our subscriptions;

•	system failures, security breaches or Web site downtime;

•	fluctuations in the usage of our Web sites; and

•	fluctuations in foreign currency exchange rates.
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
Our existing credit facility contains a number of financial and operating covenants which could limit our flexibility in operating our business. For example, our credit facility limits our capital expenditures, which limits the amount we can spend on content acquisition, and it limits the amount we can pay when acquiring companies. These restrictions and covenants, among other things, limit our ability to: incur additional indebtedness; make investments; pay dividends or make distributions to our stockholders; grant liens on our assets; sell assets; enter into a new or different line of business; enter into transactions with our affiliates; acquire, merge or consolidate with other entities or transfer all or substantially all of our assets; and enter into sale and leaseback transactions. Our failure to comply with any covenant could result in a default under the credit facility. Our ability to service our indebtedness and comply with the covenants will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond our control. We believe that, based upon current levels of operations, we will be able to comply with the covenants in our credit facility and meet our debt service obligations when due. Significant assumptions underlie this belief including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. We cannot assure you that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our credit facility. See Note 6 to our consolidated financial statements found in our 2009 Annual Report for more information about our credit facility.
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
Prior to our initial public offering, we had funded our operations primarily from cash flows from operations. However, in connection with the Spectrum investment, we incurred $140 million of debt. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for at least the next 12 months, we may require additional financing in the future. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms, or at all, when required. The financial stress that affected the banking system and financial markets over the past several years could make it more difficult for us to obtain additional financing if we should require it. CIT Group Inc., the parent company of CIT Lending Services Corporation, or CIT, one of the lenders in the lending syndicate for the revolving portion of our credit facility, has reorganized under Chapter 11 of United States Bankruptcy Code.

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
Online family history research is a relatively new industry and our operational history in the online family history research industry is also relatively limited. Consequently, it is difficult to predict the ultimate size of the industry and the acceptance by the market of our products and services. Our business strategy and projections rely on a number of assumptions, some or all of which may be incorrect. For example, we believe that consumers will be willing to pay for subscriptions to our online family history resources, notwithstanding the fact that some of our current and future competitors may provide such resources free of charge. We cannot accurately predict whether our products and services will achieve significant acceptance by potential users in significantly larger numbers than at present. You should therefore not rely on our historic growth rates as an indication of future growth.
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
In addition to our United States and United Kingdom Web sites, since 2006, we have launched Web sites directed at Australia, Canada, Germany, France, Italy, Sweden and China and launched an initial version of our global Mundia.com Web site in the third quarter of 2009. In 2009, approximately 34% of subscribers to our Ancestry.com Web sites, and approximately 25% of our revenues from subscribers, were from locations outside the United States. We anticipate that our continuing international expansion will continue to entail increased marketing and advertising of our products, services and brands, and the development of localized Web sites throughout our geographical markets. We may not succeed in these efforts and achieve our subscriber acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different, and we may use business models that are different from our traditional subscription model that provides company-acquired content to subscribers. Our revenues from new foreign markets may not exceed the costs of establishing, marketing and maintaining our international offerings, and therefore may not be profitable on a sustained basis, if at all. We will be subject to risks of doing business internationally, including the following:
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
Our business is rapidly changing. To remain competitive, we must continue to provide relevant content and enhance and improve the functionality and features of our products and services. If we fail to do so, or if competitors introduce new solutions embodying new technologies, our existing products and services may become obsolete. Our future success will depend, among other things, on our ability to:
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
As part of our business strategy, we may engage in acquisitions of businesses or technologies to augment our organic or internal growth. While we have engaged in some acquisitions in the past, we do not have extensive experience with integrating and managing acquired businesses or assets. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any future acquisition could involve numerous risks including:
•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the operations and products of the acquired business;

•	use of cash to fund the acquisition or for unanticipated expenses;

•	limited market experience in new businesses;

•	exposure to unknown liabilities, including litigation, against the companies we may acquire;

•	additional costs due to differences in culture, geographical locations and duplication of key talent;

•	acquisition-related accounting charges affecting our balance sheet and operations;

•	dilution to our current stockholders from the issuance of equity securities; and

•	potential loss of key employees or customers of the acquired company.
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
Our business may be affected by changes in the economy generally, including any resulting effect on consumer spending specifically. Our products and services are discretionary purchases, and consumers may reduce their discretionary spending on our products and services during an economic downturn such as the recent economic downturn. Although we have not experienced a material increase in subscription cancellations or a material reduction in subscription renewals, we may yet experience such an increase or reduction in the future, especially if employment and personal income do not improve. Conversely, consumers may spend more time using the Internet during an economic downturn and may have less time for our products and services in a period of economic growth. In addition, media prices may increase in a period of economic growth, which could significantly increase our marketing and advertising expenses. As a result, our business, financial condition and results of operations may be significantly affected by changes in the economy generally.
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
In addition, to execute our growth plan, we must attract and retain a relatively large number of highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options or other equity awards they may receive in connection with their employment. Accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the size or type of stock option awards that job candidates may require to join our company. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We are subject to additional regulatory compliance matters as a result of becoming a public company, which compliance includes Section 404 of the Sarbanes-Oxley Act of 2002, and our management has limited experience managing a public company. Failure to comply with these regulatory matters could harm our business.
In November 2009, we became a public company and have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, and we may not successfully or efficiently manage this transition. We expect rules and regulations such as the Sarbanes-Oxley Act of 2002 will increase our legal and finance compliance costs and make some activities more time-consuming than in the past. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company. Furthermore, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2010. Section 404 compliance efforts may divert internal resources and will take a significant amount of time, effort and funds to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting are not effective, we could be subject to sanctions or investigations by the Nasdaq Stock Market, SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Furthermore, whether or not we comply with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement necessary procedures or changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm. While we currently have a sufficient number of independent board members to assign to committees to meet the listing standards of the Nasdaq Stock Market by the deadlines set by the exchange, we would require these directors to serve on multiple committees to achieve compliance. We may seek additional independent board members, and our failure to attract such individuals could impose undue strain on our current independent directors.
Our reported financial results may be adversely affected by changes in accounting principles applicable to us.
Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.
Any expenses or liability resulting from litigation could adversely affect our results of operations and financial condition.
From time to time, we may be subject to claims or litigation. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, require us to accept returns of software products, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages. For example, in August 2009, we received a letter from Shutterfly, Inc., alleging infringement of certain of their patents by our operation of the MyCanvas.com Web site. While MyCanvas.com revenues have represented a small percentage of our total revenue and we do not believe that this claim will be resolved in a manner that would have a material adverse effect on our business, intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our results of operations or cash flows. Nor can we assure you of the ultimate outcome of any legal proceeding or contingency in which we are or may become involved.

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
Our revenues, expenses and results of operations have fluctuated in the past and are likely to do so in the future from quarter to quarter and year to year due to the risk factors described in this section and the factors described below and elsewhere in this Quarterly Report:
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
Furthermore, during 2008 and 2009, the stock markets experienced extreme price and volume fluctuations and the market prices of some equity securities continue to be volatile. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our stock price is susceptible to coverage by securities analysts.
The trading of our common stock is influenced by the reports and research that industry or securities analysts publish about us or our business. If analysts stop covering us, or if too few analysts cover us, the trading price of our stock would likely decrease. If one or more of the analysts who cover us downgrade our stock, our stock price will likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Our principal stockholder and its affiliates own a majority of our outstanding common stock, and their interests may not always coincide with the interests of the other holders of our common stock.
As of March 31, 2010, Spectrum Equity Investors V, L.P. and certain of its affiliates beneficially owned in the aggregate shares representing approximately 55% of our outstanding voting power. Two persons associated with Spectrum Equity Investors V, L.P. currently serve on our board of directors. As a result, Spectrum Equity Investors V, L.P. and certain of its affiliates effectively control all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of Spectrum Equity Investors V, L.P. and certain of its affiliates may not always coincide with the interests of the other holders of our common stock.
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
Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. On November 10, 2009 we completed our initial public offering of approximately 7.4 million shares of common stock on the Nasdaq Global Select Market. As of April 30, 2010, we had approximately 42.5 million shares of common stock outstanding along with options to purchase approximately 6.8 million shares of common stock vested and exercisable that were subject to lock-up agreements executed in connection with our initial public offering. The lock-up agreements related to our initial public offering will expire with the opening of the securities markets on May 17, 2010. When the lock-up agreements expire, substantially all of our outstanding common stock will become eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as will common stock issuable under vested and exercisable stock options. If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, including sales pursuant to Rule 10b5-1 plans, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On November 4, 2009, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-160986) for our initial public offering. During the first quarter of 2010, we made payments totaling $2.9 million on our credit facility with CIT Lending Services Corporation, as Administrative Agent, and certain other financial institutions. These payments were made with cash on hand, including the net proceeds from our initial public offering.
We expect to use the remainder of the net proceeds from our initial public offering for working capital and general corporate purposes. We may also use a portion of the proceeds to expand our current business through acquisitions or investments in other strategic businesses, products or technologies. We have invested the net proceeds in short-term interest-bearing, U.S. Government agency securities and money market funds pending their use as described above.

Item 6.	Exhibits

Exhibit
Number		Exhibit Description
10.1		Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Restricted Stock Units (as amended).

10.2		Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Restricted Stock.

10.3		Ancestry.com Inc. Description of 2010 Performance Incentive Program.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancestry.com Inc.
Dated: May 7, 2010	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: May 7, 2010	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
10.1		Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Restricted Stock Units (as amended).

10.2		Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Restricted Stock.

10.3		Ancestry.com Inc. Description of 2010 Performance Incentive Program.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.