Form 10-Q
period 2010-06-30
Ancestry.com Inc.
filed 2010-08-11
CIK 1469433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34518
Ancestry.com Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1235962 (I.R.S. Employer Identification Number)

360 West 4800 North Provo, Utah	84604
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2010, there were 43,811,304 shares of the registrant’s common stock, par value $0.001, outstanding.

Ancestry.com Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ANCESTRY.COM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$103,417	$66,941
Restricted cash	2,351	2,181
Short-term investments	30,535	33,331
Accounts receivable, net of allowances of $370 and $472 at June 30, 2010 and December 31, 2009, respectively	4,925	5,860
Income tax receivable	473	2,017
Deferred income taxes	9,176	8,797
Prepaid expenses and other current assets	3,510	5,380

Total current assets	154,387	124,507
Property and equipment, net	17,454	19,430
Content database costs, net	51,130	49,650
Intangible assets, net	34,126	41,484
Goodwill	285,206	285,466
Other assets	2,142	2,811

Total assets	$544,445	$523,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,339	$6,877
Accrued expenses	21,019	18,850
Escrow liability	1,883	1,763
Deferred revenues	88,799	69,711
Current portion of long-term debt	10,395	28,416

Total current liabilities	131,435	125,617
Long-term debt, less current portion	65,835	71,609
Deferred income taxes	27,859	30,117
Other long-term liabilities	1,115	1,115

Total liabilities	226,244	228,458
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 175,000 shares authorized; 43,496 and 42,416 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	43	42
Additional paid-in capital	283,290	272,513
Accumulated other comprehensive income (loss)	7	(41)
Retained earnings	34,861	22,376

Total stockholders’ equity	318,201	294,890

Total liabilities and stockholders’ equity	$544,445	$523,348

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)
	(In thousands, except per share data)
Revenues:
Subscription revenues	$70,544	$50,719	$130,104	$99,903
Product and other revenues	3,916	3,854	8,777	7,903

Total revenues	74,460	54,573	138,881	107,806
Costs of revenues:
Cost of subscription revenues	11,228	9,966	22,729	19,722
Cost of product and other revenues	1,280	1,310	2,774	2,824

Total cost of revenues	12,508	11,276	25,503	22,546

Gross profit	61,952	43,297	113,378	85,260
Operating expenses:
Technology and development	9,992	8,692	19,919	17,548
Marketing and advertising	24,490	15,065	46,936	29,986
General and administrative	8,032	6,777	15,774	14,340
Amortization of acquired intangible assets	3,679	4,055	7,358	8,113

Total operating expenses	46,193	34,589	89,987	69,987

Income from operations	15,759	8,708	23,391	15,273
Other income (expense):
Interest expense	(1,493)	(1,515)	(2,709)	(3,356)
Interest income	76	567	139	698
Other income (expense), net	(12)	2	(3)	10

Income before income taxes	14,330	7,762	20,818	12,625
Income tax expense	(5,807)	(3,082)	(8,333)	(4,442)

Net income	$8,523	$4,680	$12,485	$8,183

Net income per common share:
Basic	$0.20	$0.12	$0.29	$0.21

Diluted	$0.18	$0.12	$0.26	$0.21

Weighted average common shares outstanding
Basic	42,764	38,287	42,612	38,257

Diluted	48,015	40,159	47,754	39,625

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)
	(In thousands)

Operating activities:
Net income	$8,523	$4,680	$12,485	$8,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,740	2,687	5,604	5,330
Amortization of content	1,830	1,716	3,664	3,429
Amortization of intangible assets	3,679	4,055	7,358	8,112
Amortization of deferred financing costs	614	181	829	393
Deferred income taxes	(1,487)	(686)	(2,637)	(1,886)
Stock-based compensation expense	1,262	1,277	2,266	2,803
Changes in operating assets and liabilities:
Accounts receivable	283	483	935	(37)
Restricted cash	(35)	422	(50)	803
Other assets	403	(838)	1,970	(964)
Income tax receivable	—	2,896	1,544	2,884
Accounts payable and accrued expenses	4,136	512	8,068	65
Excess tax benefits from stock-based compensation	(3,570)	(23)	(3,570)	(23)
Deferred revenues	4,654	1,041	19,088	8,646
Other long-term liabilities	—	26	—	26

Net cash provided by operating activities	23,032	18,429	57,554	37,764
Investing activities:
Capitalization of content database costs	(2,349)	(1,886)	(5,141)	(3,672)
Purchases of property and equipment	(2,221)	(3,546)	(3,628)	(6,151)
Purchases of short-term investments	(5,193)	—	(7,193)	—
Proceeds from sale and maturity of short-term investments	4,991	—	10,037	—

Net cash used in investing activities	(4,772)	(5,432)	(5,925)	(9,823)
Financing activities:
Proceeds from exercise of stock options	4,858	345	5,072	554
Principal payments on debt	(20,937)	(13,301)	(23,795)	(15,926)
Excess tax benefits from stock-based compensation	3,570	23	3,570	23
Repurchase of common stock	—	—	—	(100)

Net cash used in financing activities	(12,509)	(12,933)	(15,153)	(15,449)

Net increase in cash and cash equivalents	5,751	64	36,476	12,492
Cash and cash equivalents at beginning of period	97,666	52,549	66,941	40,121

Cash and cash equivalents at end of period	$103,417	$52,613	$103,417	$52,613

Supplemental disclosures of cash flow information:
Cash paid for interest	$476	$1,388	$1,477	$5,416
Cash paid for income taxes	5,778	4,919	6,181	4,956
Supplemental disclosures of noncash investing and financing activities:
Unrealized gain on short-term investments	18	—	48	—
Capitalization of stock-based compensation	2	—	3	2
See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. NATURE OF OPERATIONS
Ancestry.com Inc. (the “company” or “Ancestry”) is an online family history resource that derives revenues from providing access to digitized historical records on a subscription basis. The company also offers other products including software and self-publishing products.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and a variable interest entity (“VIE”). All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying condensed consolidated balance sheet as of June 30, 2010 and the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months ended June 30, 2010 and 2009 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the company’s financial position, results of its operations and cash flows for the three and six months ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s 2009 Annual Report on Form 10-K (the “2009 Annual Report”) filed with the Securities and Exchange Commission on February 26, 2010.
The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications did not have a significant impact on the condensed consolidated financial statements.
Recent accounting pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued amended standards for determining whether to consolidate a VIE. These new standards amend the evaluation criteria to identify the primary beneficiary of a VIE and require ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. These standards were effective for the company beginning in the first quarter of 2010. The company has concluded that it is the primary beneficiary of a VIE and therefore has consolidated the financial statements of the VIE into the financial statements of the company. The VIE is not significant to the financial position, results of operations, or cash flows of the consolidated company. At June 30, 2010, the net assets of the VIE were not significant. The adoption of the new standards did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Cash	$10,377	$5,159
Cash equivalents:
Money market funds	93,040	61,782

Total cash and cash equivalents	$103,417	$66,941

Short-term investments:
U.S. agency securities	$30,535	$33,331

Gross unrealized gains and losses on short-term investments were not significant at June 30, 2010 and December 31, 2009. As of June 30, 2010, the company had U.S. agency securities totaling $25.8 million in an unrealized gain position. The company also had U.S. agency securities totaling $4.7 million in an unrealized loss position, which had been in a loss position for less than one year, and are not considered to be other than temporary losses. As of December 31, 2009, all U.S. agency securities were in an unrealized loss position and had been in a loss position for less than one year. The company designates all short-term investments as available-for-sale. As of June 30, 2010 and December 31, 2009, the company did not hold any investments with original maturities greater than one year from the date of purchase.
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
The company’s cash equivalents and short-term investments at June 30, 2010 and December 31, 2009 were all classified within Level 1. There were no movements between fair value measurement levels of the company’s cash equivalents and short-term investments during the six months ended June 30, 2010.
The carrying amounts reported in the financial statements for accounts receivable and accounts payable approximate their fair values because of the short-term maturities of these financial instruments. The carrying value of long-term debt approximated fair values based on interest rates currently available to the company for debt with similar terms at June 30, 2010 and December 31, 2009.
In anticipation of an acquisition, the company entered into a forward contract to purchase 53 million Swedish kronor. The company did not qualify the contract for hedge accounting and therefore the fair value gains and losses on the contract were recorded in net income. The fair value of the contract was not significant at June 30, 2010 and was recorded in accrued expenses on the balance sheet and in other expense on the statement of operations. In July 2010, the forward contract was settled resulting in a gain of approximately $0.4 million.
3. NET INCOME PER COMMON SHARE
Basic net income per common share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per common share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock-based awards to purchase common stock using the treasury stock method. The computation of diluted net income per share for the three months ended June 30, 2010 and 2009 excludes stock-based awards to acquire 0.4 million and 1.8 million shares, respectively, as their impact was anti-dilutive. The computation of diluted net income per common share for the six months ended June 30, 2010 and 2009 excludes stock-based awards to acquire 0.4 million and 5.3 million shares, respectively, as their impact was anti-dilutive.

A reconciliation of the numerator and the denominator used in the calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Basic net income per common share:
Net income	$8,523	$4,680	$12,485	$8,183
Shares used in computation:
Weighted-average common shares outstanding	42,764	38,287	42,612	38,257

Basic net income per common share	$0.20	$0.12	$0.29	$0.21

Diluted net income per common share:
Net income	$8,523	$4,680	$12,485	$8,183
Shares used in computation:
Weighted-average common shares outstanding	42,764	38,287	42,612	38,257
Dilutive stock-based awards	5,251	1,872	5,142	1,368

Weighted-average number of diluted common shares	48,015	40,159	47,754	39,625

Diluted net income per common share	$0.18	$0.12	$0.26	$0.21

4. COMPREHENSIVE INCOME
Comprehensive Income
Other comprehensive income consists of unrealized gains and losses on available-for-sale securities. The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$8,523	$4,680	$12,485	$8,183
Other comprehensive income:
Change in unrealized gain on available for sale securities, net	18	—	48	—

Comprehensive income	$8,541	$4,680	$12,533	$8,183

5. STOCK-BASED AWARD PLANS
In July 2009, the Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the grant of stock options and other stock-based awards, including restricted stock units, to employees, directors and consultants. The 2009 Plan was effective upon the consummation of the company’s initial public offering on November 10, 2009. The 2009 Plan is subject to various automatic annual increase provisions on the first day of each fiscal year. On January 1, 2010, the number of stock-based awards available for grant under the 2009 Plan increased by 1,696,653 shares. As of June 30, 2010, 3,276,738 stock-based awards were available to be granted under the 2009 Plan. The company has also granted stock options under previously approved plans: the 1998 Stock Option Plan (the “1998 Plan”), the Executive Stock Plan (“ESP”), the 2004 Stock Option Plan (the “2004 Plan”) and the Generations Holding, Inc. Stock Purchase and Option Plan (the “2008 Plan”). The company does not intend to grant additional stock awards under the 1998 Plan, ESP, 2004 Plan or 2008 Plan.

Stock Options
Stock option awards granted generally vest over four years and have a term not greater than ten years from the date of grant. A summary of stock option activity of all the plans for the six months ended June 30, 2010 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2009	10,373,290	$5.29
Granted	252,250	16.07
Exercised	(1,079,473)	4.70
Canceled	(42,751)	6.33

Outstanding at June 30, 2010	9,503,316	5.64

Exercisable at June 30, 2010	6,196,643	4.87

Vested and expected to vest	9,376,405	5.58

As of June 30, 2010, the company had $8.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 2.4 years. The weighted average remaining contractual life of options outstanding at June 30, 2010 was 6.7 years. The total intrinsic values of options outstanding and options exercisable as of June 30, 2010 were $113.9 million and $79.0 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2010 was $13.5 million.
The company estimates the fair value of each option on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair values of options granted during the six months ended June 30, 2010 and 2009 were $5.43 and $2.86, respectively. The following weighted average assumptions were used to value option grants.

	Six Months Ended
	June 30,
	2010	2009

Expected volatility	40%	50%
Expected term (in years)	4.0	4.3
Weighted average risk-free interest rate	1.9%	1.8%
Weighted average fair value of the underlying common stock	$16.07	$6.34
Expected dividends	—	—

Restricted Stock Units
During the six months ended June 30, 2010, the company also issued restricted stock units under the 2009 Plan. Restricted stock unit awards generally vest over four years. The following table summarizes restricted stock unit activity.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock units outstanding at December 31, 2009	—	$—
Granted	294,098	16.44
Vested	(200)	16.26
Forfeited	(3,667)	16.31

Restricted stock units outstanding at June 30, 2010	290,231	16.44

As of June 30, 2010 the company had $3.8 million of total unrecognized compensation expense, net of estimated forfeitures related to restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.9 years.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense included in the statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Cost of subscription revenues	$49	$32	$77	$61
Technology and development	490	360	887	835
Marketing and advertising	118	81	186	169
General and administrative	605	804	1,116	1,738

Total stock-based compensation expense	$1,262	$1,277	$2,266	$2,803

6. INCOME TAXES
The company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating the company’s uncertain tax positions and determining its provision for income taxes. The company’s total gross unrecognized tax benefits as of June 30, 2010 and December 31, 2009 were $0.6 million. The net uncertain tax positions, if recognized by the company, would affect the company’s effective income tax rate.
7. COMMITMENTS AND CONTINGENCIES
From time to time, the company is a party to or otherwise involved in legal proceedings or other legal matters that arise in the ordinary course of business or otherwise. While the company’s management does not believe that any pending legal claim or proceeding will be resolved in a manner that would have a material adverse effect on the company’s business, the company cannot assure the ultimate outcome of any legal proceeding or contingency in which the company is or may become involved.
8. SUBSEQUENT EVENTS
On July 15, 2010, the company completed the acquisition of Genline AB, the owner and operator of the Swedish family history website Genline.se, for $7.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “continue,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:
•	our future financial performance, including our revenues, cost of revenues, operating expenses and ability to sustain profitability;

•	our rate of revenue and expense growth;

•	the pool of our potential subscribers;

•	our ability to attract and retain subscribers;

•	our ability to manage growth;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	our ability to enhance the subscribers’ experience and provide value;

•	our success with respect to any future acquisitions;

•	our international expansion plans;

•	our ability to adequately manage costs and control margins and trends;

•	our investments in technology and the success of our promotional programs and new products;

•	our development of brand awareness;

•	our ability to retain and hire necessary employees;

•	our competitive position;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	the seasonality of our business;

•	the impact of external market forces; and

•	the impact of claims or litigation.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this Quarterly Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere. You should read these factors and the other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All subsequent written or spoken forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
Ancestry.com is the world’s largest online family history resource, with more than 1.3 million paying subscribers around the world as of June 30, 2010. We have been a leader in the family history market for over 20 years and have helped pioneer the market for online family history research. We believe that most people have a fundamental desire to understand who they are and from where they came, and that anyone interested in discovering, preserving and sharing their family history is a potential user of Ancestry.com. We strive to make our service valuable to individuals ranging from the most committed family historians to those taking their first steps towards satisfying their curiosity about their family stories.
The foundation of our service is an extensive and unique collection of billions of historical records that we have digitized, indexed and put online over the past decade. Our subscribers use our proprietary online platform, extensive digital historical record collection, and easy-to-use technology to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories with their families. We offer our service on a subscription basis, typically annually or monthly. These subscribers are our primary source of revenue. We charge each subscriber for their subscription at the commencement of their subscription period and at each renewal date. Although monthly subscribers have become an increasing proportion of our subscribers, the predominantly annual commitments of our subscribers enhance management’s near-term visibility on our revenues and provide working capital benefits, which we believe enable us to more effectively manage the growth of our business. We provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web sites with new tools and features and enabling greater collaboration among our users through the growth of our global community.
Our goal is to remain the leading online resource for family history and to grow our subscriber base in the United States and around the world by offering a superior value proposition to anyone interested in learning more about their family history. We have focused on, and will continue to focus on, retaining our loyal base of existing subscribers, on acquiring new subscribers and on expanding the market to new consumers. We believe our previous investments in technology and content have provided us a foundation for a scalable business model that will help us to increase our margins over the long term and effectively manage our costs as our business grows. However, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings and acquiring new and relevant content, and also to expanding the awareness of our brand and category through global marketing, which may dampen our margin expansion in the near term.
The following discussion and analysis is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report as well as the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”).

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
•	Total subscribers. A subscriber is an individual who pays for renewable access to one of our Ancestry.com Web sites. Total subscribers is defined as the number of subscribers at the end of the quarter.

•	Gross subscriber additions. A gross subscriber addition is a new customer who purchases a subscription to one of our Ancestry Web sites, net of any refunds or returns.

•	Monthly churn. Monthly churn is a measure representing the number of subscribers that cancel in the quarter divided by the sum of beginning subscribers and gross subscriber additions during the quarter. To arrive at monthly churn, we divide the result by three. Management uses this measure to determine the health of our subscriber base.

•	Subscriber acquisition cost. Subscriber acquisition cost is external marketing and advertising expense, divided by gross subscriber additions in the quarter. Management uses this metric to determine the efficiency of our marketing and advertising programs in acquiring new subscribers.

•	Average monthly revenue per subscriber. Average monthly revenue per subscriber is total subscription revenues earned in the quarter from subscriptions to one of the Ancestry.com Web sites divided by the average number of subscribers in the quarter, divided by three. The average number of subscribers for the quarter is calculated by taking the average of the beginning and ending number of subscribers for the quarter.
A significant number of our renewals historically occur in the first quarter of each year. Because we recognize subscription revenues ratably over the subscription period, this trend generally has not resulted in a material seasonal impact on our revenues, but may result in a seasonal effect on one or more of the key business metrics described above.
Performance Highlights
The following represents our performance highlights for Q2 2010, Q1 2010 and Q2 2009:

	Three Months Ended
	June 30,	March 31,	June 30,
	2010	2010	2009

Total subscribers at end of quarter	1,310,562	1,211,978	990,959
Gross subscriber additions	290,589	279,100	160,394
Monthly churn	4.3%	3.3%	3.8%
Subscriber acquisition cost	$74.04	$69.57	$73.27
Average monthly revenue per subscriber	$18.02	$16.70	$16.42
For Q2 2010, our total subscribers and gross subscriber additions increased as compared to Q1 2010 and Q2 2009 primarily as a result of increased interest in Ancestry.com stemming from NBC’s release of the U.S. version of the television show “Who Do You Think You Are?” which first aired on March 5, 2010 and continued through the season finale on April 30, 2010. Subscriber growth has continued after the season finale, driven by our increased brand awareness, marketing efforts and continued television advertising campaigns.
For Q2 2010, our monthly churn increased as compared to Q1 2010 and Q2 2009. New subscribers, i.e., those who have been subscribers for less than 100 days, tend to churn at a higher rate than the average subscriber. The number of new subscribers, as a percent of total subscribers, increased due to the large growth in gross subscriber additions and an increase in the proportion of monthly subscriptions to annual subscriptions in the first half of 2010. These factors contributed to an increase in churn for Q2 2010 as compared to Q1 2010 and Q2 2009.

For Q2 2010, our subscriber acquisition cost increased as compared to Q1 2010, while remaining comparable to Q2 2009. The increase was due to increased marketing expenses as compared to the increase in gross subscriber additions.
For Q2 2010, our average monthly revenue per subscriber increased as compared Q2 2009 due to both an increase in the proportion of monthly subscriptions to annual subscriptions and an increase in the proportion of premium packages to basic packages. As compared to Q1 2010, our average revenue per subscriber increased in Q2 2010 primarily due to the timing of revenue recognition attributable to gross subscriber additions related to “Who Do You Think You Are?” Because the majority of the Q1 2010 gross subscriber additions related to the television show were added in the second half of March, we did not recognize a significant portion of revenue related to these subscribers until Q2 2010; however, these subscriber additions were reflected in our average monthly revenue per subscriber calculation in Q1 2010.
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
A majority of our subscription revenues is derived from subscribers in the United States. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the Web site to which the person subscribes. The following presents subscription revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

United States	$54,110	$38,402	$98,514	$75,478
United Kingdom	9,965	8,274	19,682	16,419
All other countries	6,469	4,043	11,908	8,006

Total subscription revenues	$70,544	$50,719	$130,104	$99,903

Product and other revenues. Product and other revenues include sales of desktop software (Family Tree Maker), vital records certificates, DNA testing (Ancestry.com DNA), advertising and other products and services. Revenues related to these products are recognized upon shipment of product or fulfillment of services, as applicable.
Cost of Revenues
Cost of subscription revenues. Cost of subscription revenues consists of amortization of our database content costs, depreciation expense on web servers and equipment, credit card processing fees, web hosting costs, royalty costs on certain content licensed from others and personnel-related costs for database content support and subscriber services personnel.

Cost of product and other revenues. Cost of product and other revenues consists of our direct costs to purchase the products, shipping costs, credit card processing fees, personnel-related costs of warehouse personnel, warehouse storage costs and royalties on products licensed from others.
Personnel-related costs for each category of cost of revenues and operating expenses include salaries, bonuses, stock-based compensation, employer payroll taxes and employee benefit costs.
Operating Expenses
Technology and development. Technology and development expenses consist of personnel-related costs incurred in product development, maintenance and testing of our Web sites, enhancing our record search and linking technologies, developing solutions for new product lines, internal information systems and infrastructure, third-party development, and other internal-use software systems. Our development costs are primarily based in the United States and are primarily devoted to providing accessibility to content and tools for individuals to do family history research. We expect that in the remainder of 2010, as we continue to invest in personnel and other resources to further improve our service, technology and development costs will continue to increase in absolute dollars as compared to the six months ended June 30, 2010.
Marketing and advertising. Marketing and advertising expenses consist primarily of direct expenses related to television and online advertising and personnel-related expenses. We expect that in the remainder of 2010, marketing costs will continue to increase in absolute dollars as compared to the six months ended June 30, 2010.
General and administrative. General and administrative expenses consist principally of personnel-related expenses for our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional fees and other general corporate expenses. We expect that in the remainder of 2010, general and administrative costs will continue to increase in absolute dollars as compared to the six months ended June 30, 2010.
Amortization of acquired intangible assets. Amortization of acquired intangible assets is the amortization expense associated with subscriber relationships and contracts, core technologies, and intangible assets, including trademarks and tradenames.
Other Income (Expense) and Income Tax Expense
Interest expense. Interest expense includes the interest expense associated with our long-term debt and amortization of deferred financing costs. Our interest expense varies based on the level of debt outstanding and changes in interest rates.
Interest income. Interest income includes interest earned on cash and cash equivalents and short-term investments.
Income tax expense. Income tax expense consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations
The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the three and six months ended June 30, 2010 and 2009. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenues:
Subscription revenues	94.7%	92.9%	93.7%	92.7%
Product and other revenues	5.3	7.1	6.3	7.3

Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	15.1	18.3	16.4	18.3
Cost of product and other revenues	1.7	2.4	2.0	2.6

Total cost of revenues	16.8	20.7	18.4	20.9

Gross profit	83.2	79.3	81.6	79.1
Operating expenses:
Technology and development	13.4	15.9	14.3	16.3
Marketing and advertising	32.9	27.6	33.8	27.8
General and administrative	10.8	12.4	11.4	13.3
Amortization of acquired intangible assets	4.9	7.4	5.3	7.5

Total operating expenses	62.0	63.3	64.8	64.9

Income from operations	21.2	16.0	16.8	14.2
Other income (expense):
Interest expense	(2.1)	(2.8)	(2.0)	(3.1)
Interest income	0.1	1.0	0.1	0.6
Other income, net	—	—	0.1	—

Income before income taxes	19.2	14.2	15.0	11.7
Income tax expense	(7.8)	(5.6)	(6.0)	(4.1)

Net income	11.4	8.6	9.0	7.6

Revenues, Cost of Revenues and Gross Profit

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)

Revenues:
Subscription revenues	$70,544	$50,719	39.1%	$130,104	$99,903	30.2%
Product and other revenues	3,916	3,854	1.6	8,777	7,903	11.1

Total revenues	74,460	54,573	36.4	138,881	107,806	28.8
Cost of revenues:
Cost of subscription revenues	11,228	9,966	12.7	22,729	19,722	15.2
Cost of product and other revenues	1,280	1,310	(2.3)	2,774	2,824	(1.8)
Total cost of revenues	12,508	11,276	10.9	25,503	22,546	13.1

Gross profit	$61,952	$43,297	43.1	$113,378	$85,260	33.0

Gross profit percentage	83.2%	79.3%		81.6%	79.1%

Subscription revenues
For Q2 2010, our subscription revenues increased $19.8 million as compared to Q2 2009. The increase was primarily the result of an increase in the number of total subscribers, as well as an increase in average monthly revenue per subscriber on our Ancestry.com Web sites. Average monthly revenue per subscriber increased due to both an increase in the proportion of monthly subscriptions to annual subscriptions, and an increase in the proportion of premium packages to basic packages. During Q2 2010, changes in foreign currency exchange rates had an insignificant impact on subscription revenues.
For the six months ended June 30, 2010, our subscription revenues increased $30.2 million as compared to the six months ended June 30, 2009. The increase was driven by the same factors that influenced the three month results.
Product and other revenues
Product and other revenues remained relatively flat between Q2 2010 and Q2 2009.
For the six months ended June 30, 2010, product and other revenues increased $0.9 million as compared to the six months ended June 30, 2009. The increase was primarily due to the recognition of deferred revenues upon a change in our software distribution partners and increased revenues related to our vital records products.
Cost of subscription revenues
For Q2 2010, our cost of subscription revenues increased $1.3 million as compared to Q2 2009. The increase was primarily due to a $0.5 million increase in personnel-related costs attributable to increased web hosting support personnel, a $0.5 million increase in credit card processing fees due to increased transaction volumes as a result of increased total subscribers and a $0.2 million increase in web hosting costs attributable to greater user traffic volumes due to increased total subscribers.
For the six months ended June 30, 2010, our cost of subscription revenues increased $3.0 million as compared to the six months ended June 30, 2009. The increase was primarily due to a $1.2 million increase in personnel-related costs attributable to increased web hosting support personnel, a $0.9 million increase in credit card processing fees attributable to increased transaction volumes as a result of increased total subscribers, a $0.5 million increase in web hosting costs attributable to greater user traffic volumes due to increased total subscribers and a $0.3 million increase in content amortization.
Cost of product and other revenues
Cost of product and other revenues remained relatively flat between Q2 2010 and Q2 2009 as well as between the six months ended June 30, 2010 and the six months ended June 30, 2009.
Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)

Operating expenses:
Technology and development	$9,992	$8,692	15.0%	$19,919	$17,548	13.5%
Marketing and advertising	24,490	15,065	62.6	46,936	29,986	56.5
General and administrative	8,032	6,777	18.5	15,774	14,340	10.0
Amortization of acquired intangible assets	3,679	4,055	(9.3)	7,358	8,113	(9.3)

Total operating expenses	$46,193	$34,589	33.5	$89,987	$69,987	28.6

Technology and development
For Q2 2010, our technology and development expenses increased $1.3 million as compared to Q2 2009. For the six months ended June 30, 2010, our technology and development expenses increased $2.4 million as compared to six months ended June 30, 2009. The increases were primarily the result of increases in personnel-related expenses reflecting increases in the number of technology and development personnel.
Marketing and advertising
For Q2 2010, our marketing and advertising expenses increased $9.4 million as compared to Q2 2009. For the six months ended June 30, 2010, our marketing and advertising expenses increased $17.0 million as compared to the six months ended June 30, 2009. The increases were due to increased television and online advertising in both the domestic and international markets, which included marketing and advertising expenses around the U.S. version of the television show “Who Do You Think You Are?”
General and administrative
For Q2 2010, our general and administrative expenses increased $1.3 million as compared to Q2 2009. The increase was primarily due to a $0.5 million increase in outside service costs, consisting primarily of consultants, legal services, and accounting fees, and due to a $0.5 million change in position from foreign currency gains in Q2 2009 to losses Q2 2010.
For the six months ended June 30, 2010, our general and administrative expenses increased $1.4 million as compared to the six months ended June 30, 2009. The increase was primarily due to a $0.6 million increase in outside service costs, consisting primarily of consultants, legal services, and accounting fees, and due to a $0.7 million change in position from foreign currency gains in the six months ended June 30, 2009 to losses in the six months ended June 30, 2010.
Amortization of acquired intangible assets
For Q2 2010, amortization of acquired intangible assets decreased $0.4 million as compared to Q2 2009. For the six months ended June 30, 2010, amortization of acquired intangible assets decreased $0.8 million as compared to the six months ended June 30, 2009. The decreases were due to decreased amortization of our subscriber relationship intangible asset, which is amortized on an accelerated basis.
Other Income (Expense), Net and Income Tax Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)

Other income (expense):
Interest expense	$(1,493)	$(1,515)	(1.5)%	$(2,709)	$(3,356)	(19.3)%
Interest income	76	567	(86.6)	139	698	(80.1)
Other income (expense), net	(12)	2	(700.0)	(3)	10	(130.0)
Income tax expense	(5,807)	(3,082)	88.4	(8,333)	(4,442)	87.6
Other data:
Effective tax rate	40.5%	39.7%		40.0%	35.2%

Interest expense
For Q2 2010, interest expense remained relatively flat as compared to Q2 2009. However, decreased cash interest expense was offset by increased non-cash deferred financing costs. This was primarily due to the acceleration of $0.4 million of deferred financing costs related to the excess cash payment of $18.6 million made on our credit facility during Q2 2010. This excess cash payment is determined based working capital available at the end of the previous fiscal year. Cash interest expense decreased due to $43.3 million of principal payments, including the excess cash payment, made on our credit facility during the previous 12 months, which reduced our debt balance. The effective interest rate on our credit facility was approximately the same as of June 30, 2010 as compared to June 30, 2009.
For the six months ended June 30, 2010, interest expense decreased $0.6 million as compared to the six months ended June 30, 2009. Cash interest expense decreased due to $43.3 million of principal payments, including the excess cash payment, made on our credit facility during the previous 12 months. The decrease was partially offset by the acceleration of $0.4 million of non-cash deferred financing costs related to the excess cash payment made on our credit facility during Q2 2010. The effective interest rate on our credit facility was approximately the same as of June 30, 2010 as compared to June 30, 2009.
Interest income
For Q2 and the six months ended June 30, 2010, our interest income decreased $0.5 million and $0.6 million as compared to Q2 and the six months ended June 30, 2009, respectively. The decreases were primarily due to $0.5 million in interest earned on an income tax refund received in Q2 2009.
Other income (expense), net
Other income (expense), net was not significant in either Q2 or the six months ended June 30, 2010 or 2009.
Income tax expense
For Q2 2010, our effective income tax rate of 40.5% differed from the federal statutory rate of 35% principally due to state income taxes of 2.3%, foreign income taxes of 1.6% as a result of net operating losses in foreign jurisdictions for which no income tax benefit has been recognized, non-deductible stock-based compensation expenses of 1.3% and other items of 0.3%.
For Q2 2009 our effective income tax rate of 39.7% differed from the federal statutory rate of 35% primarily due to state income taxes of 1.4%, non-deductible stock-based compensation expenses of 2.0% and other items of 1.3%.
For the six months ended June 30, 2010, our effective income tax rate of 40.0% differed from the federal statutory rate of 35% principally due to state income taxes of 2.3%, foreign income taxes of 1.1% as a result of net operating losses in foreign jurisdictions for which no income tax benefit has been recognized, non-deductible stock-based compensation expenses of 1.3% and other items of 0.3%.
For the six months ended June 30, 2009 our effective income tax rate of 35.2% differed from the federal statutory rate of 35% primarily due to changes in the state tax apportionment factors resulting from enacted legislation, which resulted in a benefit of 9.4%, net operating loss adjustments of 4.3%, non-deductible stock-based compensation expenses of 3.3%, foreign income taxes of 1.1% as a result of net operating losses in foreign jurisdictions for which no income tax benefit has been recognized and other items of 0.9%.

Other Financial Data
In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe adjusted EBITDA and free cash flow are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA and free cash flow as supplemental measures to evaluate the overall operating performance of companies. For the three months and six months ended June 30, 2010 and 2009, our net income, adjusted EBITDA and free cash flow were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	% Change	2010	2009	% Change

Net Income	$8,523	$4,680	82.1%	$12,485	$8,183	52.6%
Adjusted EBITDA(1)	25,270	18,443	37.0	42,283	34,947	21.0
Free cash flow(2)	14,446	6,704	115.5	25,856	14,752	75.3

(1)	Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus net interest expense; income tax expense; non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and other (income) expense.

(2)	Free cash flow. We define free cash flow as net income plus net interest expense; income tax expense; non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and other (income) expense; minus capitalization of content database costs, capital expenditures and cash paid for income taxes and interest.
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
The following table presents a reconciliation of our adjusted EBITDA and free cash flow to net income, the most comparable GAAP financial measure, for each of the periods identified.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Reconciliation of adjusted EBITDA and free cash flow to net income:
Net income	$8,523	$4,680	$12,485	$8,183
Interest expense, net	1,417	948	2,570	2,658
Income tax expense	5,807	3,082	8,333	4,442
Depreciation expense	2,740	2,687	5,604	5,330
Amortization expense	5,509	5,771	11,022	11,541
Stock-based compensation	1,262	1,277	2,266	2,803
Other income, net	12	(2)	3	(10)

Adjusted EBITDA	$25,270	$18,443	$42,283	$34,947

Capitalization of content database costs	(2,349)	(1,886)	(5,141)	(3,672)
Capital expenditures	(2,221)	(3,546)	(3,628)	(6,151)
Cash paid for interest	(476)	(1,388)	(1,477)	(5,416)
Cash paid for income taxes	(5,778)	(4,919)	(6,181)	(4,956)

Free cash flow	$14,446	$6,704	$25,856	$14,752

Liquidity and Capital Resources
In December 2007, Spectrum Equity Investors contributed cash and equity with an aggregate value of $138.6 million and we entered into a credit facility that included a $140 million term loan as part of a larger transaction, which we refer to as the Spectrum investment. On November 10, 2009, we received net proceeds of $47.8 million from our initial public offering. With the exception of our initial public offering, we have funded our operations primarily from cash flows from operations, which in Q2 2010 and the six months ended June 30, 2010 satisfied all of our cash requirements.
Our primary uses of cash include operating costs such as personnel-related expenses, marketing and advertising, payments related to our long-term debt, capital and content database costs and expansion of new markets and businesses. Our future capital requirements may vary materially from those now planned and will depend on many factors, including:
•	the development of new services;

•	market acceptance of our services;

•	the levels of advertising and promotion required to retain and acquire subscribers;

•	the launch of additional services and improvement of our competitive position in the marketplace;

•	the level of new content acquisition required to retain and acquire subscribers;

•	the expansion of our development and marketing organizations;

•	the building of infrastructure necessary to support our growth; and

•	our relationships with suppliers and customers.

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
As of June 30, 2010, we had $143.9 million of total liquidity, comprised of $103.4 million in cash and cash equivalents, $30.5 million in short-term investments and the ability to borrow $10.0 million under the revolving portion of our credit facility. Cash and cash equivalents are comprised of high quality investments including money market funds. Short-term investments are classified as available-for-sale and are held in high quality investments including U.S. government agency securities with maturities less than a year. Note 2 to our condensed consolidated financial statements included in this Quarterly Report describes further the composition of our cash and cash equivalents and short-term investments.
Summary cash flow information for cash and cash equivalents and short-term investments for Q2 2010 and Q2 2009 and six months ended June 30, 2010 and 2009 is set forth below. For the purposes of this cash flow analysis, we have included our highly liquid short-term investments.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Net cash and cash equivalents and short-term investments provided by (used in):
Operating activities	$23,032	$18,429	25%	$57,554	$37,764	52%
Investing activities	(4,552)	(5,432)	(16)	(8,721)	(9,823)	(11)
Financing activities	(12,509)	(12,933)	(3)	(15,153)	(15,449)	(2)

Increase in cash and cash equivalents and short-term investments	$5,971	$64	NM	$33,680	$12,492	170

Cash Flow Analysis
Sources and uses of cash
For Q2 2010, our cash and cash equivalents and short-term investments increased $6.0 million to $134.0 million, as compared to an increase of $0.1 million in Q2 2009. Net cash provided by operating activities was used primarily for debt repayments and investments in capital expenditures and content database costs.
For the six months ended June 30, 2010, our cash and cash equivalents and short-term investments increased $33.7 million to $134.0 million, as compared to an increase of $12.5 million in the six months ended June 30, 2009. Net cash provided by operating activities was used primarily for debt repayments and investments in capital expenditures and content database costs.
Net cash provided by operating activities
For Q2 2010, net cash provided by operating activities was $23.0 million, reflecting an increase of $4.6 million as compared to Q2 2009, which was primarily the result of increased net income. Net cash provided by operating activities consists of net income as adjusted for non-cash expenses and changes in operating assets and liabilities. For Q2 2010, our net income totaled $8.5 million, reflecting an increase of $3.8 million as compared to Q2 2009. Our non-cash expenses, including depreciation, amortization of content database costs, amortization of acquired intangible assets, amortization of deferred financing costs, stock-based compensation and deferred income taxes, totaled $8.6 million, reflecting a decrease of $0.6 million. Our net cash provided by changes in operating assets and liabilities excluding deferred revenue totaled $1.2 million, reflecting a decrease of $2.3 million. The change in our deferred revenue, which represents cash received from subscribers but not yet recognized in revenue, totaled $4.7 million, reflecting an increase of $3.6 million. Deferred revenue increased primarily due to the net increase in subscribers and the increase in the proportion of premium packages over basic packages.

For the six months ended June 30, 2010, net cash provided by operating activities was $57.6 million, reflecting an increase of $19.8 million as compared to the six months ended June 30, 2009. Net cash provided by operating activities consists of net income as adjusted for non-cash expenses and changes in operating assets and liabilities. For the six months ended June 30, 2010, our net income totaled $12.5 million, reflecting an increase of $4.3 million as compared to the six months ended June 30, 2009. Our non-cash expenses, including depreciation, amortization of content database costs, amortization of acquired intangible assets, amortization of deferred financing costs, stock-based compensation and deferred income taxes, totaled $17.1 million, reflecting a decrease of $1.1 million. Our net cash provided by changes in operating assets and liabilities excluding deferred revenue totaled $8.9 million, reflecting an increase of $6.1 million. The change in our deferred revenue, which represents cash received from subscribers but not yet recognized in revenue, totaled $19.1 million, reflecting an increase of $10.4 million. Deferred revenue increased primarily due to the net increase in subscribers and the increase in the proportion of premium packages over basic packages.
Net cash used in investing activities
For Q2 2010, net cash used in investing activities totaled $4.6 million, reflecting a decrease of $0.9 million as compared to Q2 2009. Net cash used in investing activities consisted of investments in capital equipment and content database costs. The decrease in net cash used in investing activities was due to decreased purchases of capital equipment partially offset by increased content database costs.
For the six months ended June 30, 2010, net cash used in investing activities totaled $8.7 million, reflecting a decrease of $1.1 million as compared to the six months ended June 30, 2009. Net cash used in investing activities consisted of investments in capital equipment and content database costs. The decrease in net cash used in investing activities was due to decreased purchases of capital equipment partially offset by increased content database costs.
Net cash used in financing activities
For Q2 2010, net cash used in financing activities totaled $12.5 million, reflecting a decrease of $0.4 million as compared to Q2 2009. Net cash used in financing activities consisted primarily of principal payments on long-term debt of $20.9 million partially offset by proceeds from stock option exercises of $4.9 million and excess tax benefits from stock-based compensation of $3.6 million.
For the six months ended June 30, 2010, net cash used in financing activities totaled $15.2 million, reflecting a decrease of $0.3 million as compared to the six months ended June 30, 2009. Net cash used in financing activities consisted primarily of principal payments on long-term debt of $23.8 million partially offset by proceeds from stock option exercises of $5.1 million and excess tax benefits from stock-based compensation of $3.6 million.
Contractual Obligations
Long-term Debt
At June 30, 2010, long-term debt outstanding under our credit facility totaled $76.2 million. Of the amount outstanding at June 30, 2010, $10.4 million is due in the next 12 months. We expect to repay the credit facility with cash on hand, including the proceeds from our initial public offering and cash flow generated from operations. We were in compliance with all debt covenants under the credit facility at June 30, 2010. The credit facility includes a revolving commitment of up to $10.0 million, of which $10.0 million was available for borrowing at June 30, 2010. There were no changes to the credit facility during the six months ended June 30, 2010. Note 6 to our consolidated financial statements in the 2009 Annual Report describes further our credit facility and related long-term debt.

Operating Leases
We have entered into various non-cancelable operating lease agreements for our offices and distribution centers globally with original lease periods expiring through 2016. We recognize rent expense on our operating leases on a straight-line basis beginning at the commencement of the lease.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, we are not subject to financing, liquidity, market risk, or credit risk arising due to off-balance sheet arrangements.
Recent Developments
On July 15, 2010, we acquired Genline AB, owner and operator of the Swedish website Genline.se, for $7.2 million. At acquisition, Genline.se had more than 17,000 paying members with access to 26 million pages of digitized Swedish church records spanning more than 400 years from the 17th to the 20th century.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances at the time made, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.
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
Recent Accounting Pronouncements
There have been no new accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the 2009 Annual Report, that are of significance, or potential significance, to the company that we expect to adopt in the future.
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

In anticipation of the acquisition of Genline AB, we entered into a forward contract to purchase 53 million Swedish kronor. We entered into the forward contract to lock in the amount of U.S. dollars required to settle the transaction and acquire Genline. We did not qualify the contract for hedge accounting and therefore the fair value gains and losses on the contract are recorded in net income. As of June 30, 2010, the fair value of the contract was not significant and is recorded in accrued expenses on the balance sheet and in other expense on the statement of position. In July 2010, the forward contract was settled resulting in a gain of approximately $0.4 million.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
In August 2009, we received a letter from counsel to Shutterfly, Inc., alleging infringement of certain of its patents by our operation of our MyCanvas.com Web site. If litigation were to commence, we believe that we have substantive and meritorious defenses to these claims and would contest any claim vigorously.
In addition, from time to time, we are a party to or otherwise involved in legal proceedings or other legal matters that arise in the ordinary course of business or otherwise. While management does not believe that any pending legal claim or proceeding will be resolved in a manner that would have a material adverse effect on our business, we cannot assure you of the ultimate outcome of any legal proceeding or contingency in which we are or may become involved.

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
Our revenues have grown rapidly, increasing from $140.3 million in 2005 to $224.9 million in 2009, representing a compound annual growth rate of 12.5%. In Q2 2010 and the six months ended June 30, 2010, our revenue growth was 36% and 29%, respectively, over the prior year periods. We may not be able to sustain our recent growth rate in future periods and you should not rely on the revenue growth of these periods or any prior period or year as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings and acquiring new and relevant content, and also to expanding awareness of our brand and category through marketing, such as the increased advertising we undertook in connection with the television program “Who Do You Think You Are?” which may reduce our margins in the near term. If our margins or our future growth resulting from our implementation of these strategies fail to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.

If we experience excessive rates of subscriber cancellation, or churn, our revenues and business will be harmed.
We must continually add new subscribers both to replace subscribers who choose to cancel their subscriptions and to grow our business beyond our current subscriber base. Subscribers choose to cancel their subscriptions for many reasons, including a desire to reduce discretionary spending or a perception that they do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience, or subscriber service issues are not satisfactorily resolved. Subscribers may choose to cancel their subscription at any time prior to the renewal date. When we add subscribers as rapidly as we have in the first half of 2010, the rate of subscriber cancellation, or churn, may also increase as it did in Q2 2010. If we are unable to attract new subscribers in numbers greater than our subscriber churn, our subscriber base will decrease and our business, financial condition and results of operations will be adversely affected.
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
A majority of our subscribers have annual subscriptions. At any point in time, however, the majority of new subscribers generally signs up for monthly subscriptions and may or may not choose to renew. We generally experience higher rates of churn for monthly subscribers than for annual subscribers. As of June 30, 2010, the percentage of overall subscribers that are monthly subscribers had increased as compared to June 30, 2009. If this trend continues, more of our revenue would become dependent on monthly renewals, and we would likely have higher churn. We continually evaluate the types of subscriptions that are most appropriate for us and our subscribers. As we make these evaluations, we may more aggressively market subscriptions that are shorter than our annual subscriptions. Any material change in our mix of subscription duration could have a significant impact on our revenue and churn.
Additionally, the largely annual commitments of our subscribers enhance our near-term visibility on our revenues, which we believe enable us to more effectively manage the growth of our business and provide working capital benefits. A shift in subscriber mix towards more monthly subscriptions may result in diminished visibility with respect to forecasting revenue, which could make it more difficult to manage our growth and effectively budget future working capital requirements.
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
Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures and the continued success of television programming related to family history. We use a diverse mix of online and offline performance-based and fixed-cost marketing and advertising programs to promote our products and services and programming, and we periodically adjust our mix of marketing and advertising programs to reflect our television audience. We have recently experienced price increases in some of our marketing and advertising channels. Significant increases in the pricing of one or more of our marketing and advertising channels would increase our marketing and advertising expense or cause us to choose less expensive but potentially less effective marketing and advertising channels. As we implement new marketing and advertising strategies, we have expanded into television advertising, which may have significantly higher costs than other channels and which could adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, such as NBC in future seasons of “Who Do You Think You Are?” which could increase our operating expenses. We have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, as in the case of television programming, and our marketing and advertising expenditures may not continue to result in increased revenue or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer.
In addition, our expanded marketing efforts may increase our subscriber acquisition cost. For example, our decision to expand our international marketing and advertising efforts will lead to a significant increase in our marketing and advertising expenses. Any of these additional expenses may not result in sufficient customer growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.
We cannot predict whether the television show “Who Do You Think You Are?” will continue to have an impact on our business in the future.
We purchased product integration in the television show “Who Do You Think You Are?” in the United States, which aired in the first half of 2010. In addition, during the first quarter of 2010, PBS also aired a television series related to family history and genealogy. Both these series, or their combined effects, together with our increased television advertising, caused increased interest in our core business that resulted in a greater number of subscribers, which while increasing revenue for some duration, has increased, and may continue to increase, our churn. While NBC has announced a second season of “Who Do You Think You Are?” we cannot guarantee that another season of the show will in fact air. If we do not receive lasting benefits from these and future shows, it could have a negative effect on our stock price.
Because we generate substantially all of our revenue from online family history resources, particularly in the United States and United Kingdom, a decline in demand for our services or for online family history resources in general, and particularly of the United States and United Kingdom, could cause our revenue to decline.
We generate substantially all of our revenue from our online family history services, and we expect that we will continue to depend upon our online family history services for substantially all of our revenue in the foreseeable future. Because we depend on our online family history services, factors such as changes in consumer preferences for these products may have a disproportionately greater impact on us than if we offered multiple services. The market for online family history resources, and for consumer services in general, is subject to rapidly changing consumer demand and trends in preferences. If consumer interest in our online family history services declines, or if consumer interest in family history in general declines, we would likely experience a significant loss of revenue and net income. Some of the potential factors that could affect interest in and demand for online family history services include:
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
In addition, substantially all of our revenues are from subscribers in the United States, the United Kingdom, and to a lesser extent, Australia and Canada. Consequently, a decrease of interest in and demand for online family history services in these countries could have a disproportionately greater impact on us than if our geographical mix of revenue was less concentrated.
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
Though we own or license most of the images in our databases, in some cases on a non-exclusive basis, we acquire a portion of our content pursuant to ongoing license agreements. Some of these agreements have finite terms and we may not be able to renew the agreements on terms that are advantageous to us or at all. For example, we license a significant amount of our United Kingdom content from the United Kingdom National Archives under several license agreements that generally have ten year terms, with varying automatic extension periods. These agreements with the United Kingdom National Archive generally expire from 2012 to 2020. The agreements are generally terminable by either party for breach by the other party and by the United Kingdom National Archives upon our insolvency or bankruptcy. Some of these agreements permit the United Kingdom National Archives to terminate these licenses if we undergo a change of control.
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
Digitizing and indexing new historical content can take a significant amount of time and expense and we generally incur the expenses related to such content significantly in advance of the time we can make it available to our subscribers. We have invested approximately $90 million in content to date and expect to continue to spend significant resources on content. Increases in the cost or time required to digitize and index new content could harm our financial results. Currently, two transcription vendors perform substantially all of our data transcription as measured by cost. We do not have long-term contracts with any of our transcription vendors. If we were to replace one of these transcription vendors for any reason, we would be required to provide extensive training to the new vendor, which could delay our ability to make our new content available to our subscribers, and our relationships with the new transcription vendors may be on financial or other terms less favorable to us than our existing arrangements. Our inability to maintain or acquire content or to make new content available online in a timely and cost-effective manner would have an adverse effect on our business, financial condition and results of operations.
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
Ancestry.com and our similar international Web sites face competition from:
•	FamilySearch, and its Web site FamilySearch.org, a genealogy organization that is part of The Church of Jesus Christ of Latter-day Saints. FamilySearch has an extensive collection of paper and microfilm records. FamilySearch has digitized a large quantity of these records and has published them online at FamilySearch.org, where it makes them available to the public for free and through thousands of family history centers located throughout the world. FamilySearch is a well funded organization and has stated its intention to undertake a massive digitization project to bring most of its collection online.

•	Commercial entities, including online genealogical research services, library content distributors, search engines and portals, retailers of books and software related to genealogical research and family tree creation and family history oriented social networking Web sites.

•	Non-profit entities and organizations, genealogical societies, governments and agencies that may make vital statistics or other records available to the public for free.
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
Our growth in operations has placed a significant strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings and our expansion into new geographical areas, will continue to place similar strains on our personnel, technology and infrastructure. We have hired a significant number of new employees in 2010, and we plan to hire additional personnel in the near future. Particularly when adding staff quickly, we may not make optimal hiring decisions or may not integrate personnel effectively. A sudden increase in our number of registered users could strain our capacity and result in Web site performance issues. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional personnel and capital investments will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.
Any significant disruption in service on our Web sites or in our computer systems, which are currently hosted primarily by a single third-party, could damage our reputation and result in a loss of subscribers, which would harm our business and operating results.
Registered users and subscribers access our service through our Web sites, where our family history research databases are located, and our internal billing software and operations are integrated with our product and service offerings. Our brand, reputation and ability to attract, retain and serve our subscribers depend upon the reliable performance of our Web sites, network infrastructure, content delivery processes and payment systems. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our Web sites’ performance and users’ access to content, or made our Web sites inaccessible, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our Web sites and prevent our registered users from accessing our data and using our products and services. Problems with the reliability or security of our systems may require disclosure to our lenders and could harm our reputation, and damage to our reputation and the cost of remedying these problems could negatively affect our business, financial condition and results of operations.
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
We had $76 million of long-term debt as of June 30, 2010. Our indebtedness could:
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
As part of our business strategy, we may engage in acquisitions of businesses or technologies to augment our organic or internal growth, as we did in July 2010 when we acquired the owner and operator of the Swedish family history website, Genline.se. While we have engaged in some acquisitions in the past, we do not have extensive experience with integrating and managing acquired businesses or assets. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any future acquisition could involve numerous risks including:
•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the operations and products of the acquired business;

•	use of cash to fund the acquisition or for unanticipated expenses;

•	limited market experience in new businesses;

•	exposure to unknown liabilities, including litigation, against the companies we acquire;

•	additional costs due to differences in culture, geographical locations and duplication of key talent;

•	acquisition-related accounting charges affecting our balance sheet and operations;

•	dilution to our current stockholders from the issuance of equity securities; and

•	potential loss of key employees or customers of the acquired company.
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
In addition to our United States and United Kingdom Web sites, since 2006, we have launched Web sites directed at Australia, Canada, Germany, France, Italy, Sweden and China and launched an initial version of our global Mundia.com Web site in the third quarter of 2009. In 2009, approximately 35% of subscribers to our Ancestry.com Web sites, and approximately 25% of our revenues from subscribers, were from locations outside the United States. In addition, in July 2010, we acquired the owner and operator of the Swedish family history website, Genline.se. We anticipate that our continuing international expansion will continue to entail increased marketing and advertising of our products, services and brands, and the development of localized Web sites throughout our geographical markets. We may not succeed in these efforts and achieve our subscriber acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different, and we may use business models that are different from our traditional subscription model that provides company-acquired content to subscribers. Our revenues from new foreign markets may not exceed the costs of acquiring, establishing, marketing and maintaining international offerings, and therefore may not be profitable on a sustained basis, if at all. We will be subject to risks of doing business internationally, including the following:
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
Our future growth may differ materially from our historic growth rates and our projections, which could harm our revenues, results of operations and financial condition.
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
We depend on the continued service and performance of our key personnel, including Timothy Sullivan, our President and Chief Executive Officer. We do not maintain key man insurance on any of our officers or key employees. We also do not have long-term employment agreements with any of our officers or key employees. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development or technology personnel could disrupt our operations and have an adverse effect on our ability to grow our business.
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
In November 2009, we became a public company and have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our management team and other personnel are devoting a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, and we may not successfully or efficiently manage this transition. Rules and regulations such as the Sarbanes-Oxley Act of 2002 may continue to increase our legal and finance compliance costs and make some activities more time-consuming than in the past. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company. Furthermore, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2010. Section 404 compliance efforts may divert internal resources and will take a significant amount of time, effort and funds to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective, we could be subject to sanctions or investigations by the Nasdaq Stock Market, SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Furthermore, whether or not we comply with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement necessary procedures or changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control over financial reporting from our independent registered public accounting firm. While we currently have a sufficient number of independent board members to assign to committees to meet the listing standards of the Nasdaq Stock Market by the deadlines set by the exchange, we would require these directors to serve on multiple committees to achieve compliance. Although we plan to seek additional independent board members, our failure to attract such individuals could impose undue strain on our current independent directors.
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
Our future success and competitive position depend in part on our ability to protect our proprietary technologies and intellectual property. We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary technologies and intellectual property. In the United States, we currently have six patents issued, and we have a number of patents pending relating to digitization, indexing, storage, correlation, search and display of content. Ancestry.com, myfamily.com and Family Tree Maker are among our registered trademarks. In addition, in the United States, we have filed various trademark applications for certain aspects of our technologies, and we have also filed trademark applications in certain foreign countries for the Ancestry and other Web site names. Many of our trademarks contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Because of this concern, we have elected not to file applications with respect to certain of our trademarks, and some of our trademarks for which we have filed applications may not be protectable. We also possess intellectual property rights in aspects of our digital content, search technology, software products and digitization and indexing processes. However, our digital content is not protected by any registered copyrights or other registered intellectual property or statutory rights. Rather, our digital content is protected by user agreements that limit access to and use of our data, and by our proprietary indexing and search technology that we apply to make our digital content searchable. Compliance with use restrictions is difficult to monitor, and our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.
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
Our revenues, expenses and results of operations have fluctuated in the past and are likely to do so in the future from quarter to quarter and year to year due to the risk factors described in this section and the factors described below and elsewhere in this Quarterly Report:
•	actual or anticipated fluctuations in our key operating metrics, financial condition and operating results;
•	a greater than expected gain or loss of existing subscribers;
•	a change in one or more of our key metrics;
•	actual or anticipated changes in our growth rate;
•	issuance of new or updated research or reports by securities analysts;
•	our announcement of actual results for a fiscal period that are higher or lower than projected or expected results or our announcement of revenue or earnings guidance that is higher or lower than expected;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	sales or expected sales of additional common stock;
•	announcements from, or operating results of, our competitors; or
•	general economic and market conditions.
Furthermore, during the last few years, the stock markets have experienced extreme price and volume fluctuations and the market prices of some equity securities continue to be volatile. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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
As of June 30, 2010, Spectrum Equity Investors V, L.P. and certain of its affiliates beneficially owned in the aggregate shares representing approximately 53% of our outstanding voting power. Two persons associated with Spectrum Equity Investors V, L.P. currently serve on our board of directors. As a result, Spectrum Equity Investors V, L.P. and certain of its affiliates effectively control all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of Spectrum Equity Investors V, L.P. and certain of its affiliates may not always coincide with the interests of the other holders of our common stock.
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
Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. On November 10, 2009 we completed our initial public offering of approximately 7.4 million shares of common stock on the Nasdaq Global Select Market. As of June 30, 2010, we had approximately 43.5 million shares of common stock outstanding along with vested and exercisable options to purchase approximately 6.2 million shares of common stock. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as is common stock issuable under vested and exercisable stock options. If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, including sales pursuant to Rule 10b5-1 plans, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 4, 2009, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-160986) for our initial public offering. During the second quarter of 2010, we made payments totaling $20.9 million on our credit facility with CIT Lending Services Corporation, as Administrative Agent, and certain other financial institutions. Since our initial public offering, we have made aggregate payments of $38.4 million on our credit facility. These payments were made with cash on hand, including the net proceeds from our initial public offering.
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

Item 6. Exhibits

Exhibit
Number	Exhibit Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancestry.com Inc.
Dated: August 11, 2010	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: August 11, 2010	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.