Form 10-Q
period 2010-09-30
Ancestry.com Inc.
filed 2010-11-02
CIK 1469433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 19, 2010, there were 44,518,170 shares of the registrant’s common stock, par value $0.001, outstanding.

Ancestry.com Inc.

Page
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

Part II. Other Information

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6. Exhibits	44

Signatures	45

Exhibit Index	46

Exhibit 4.1
Exhibit 4.2
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ANCESTRY.COM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$64,085	$66,941
Restricted cash	2,441	2,181
Short-term investments	16,004	33,331
Accounts receivable, net of allowances of $355 and $472 at September 30, 2010 and December 31, 2009, respectively	4,398	5,860
Income tax receivable	2,912	2,017
Deferred income taxes	1,572	8,797
Prepaid expenses and other current assets	4,972	5,380

Total current assets	96,384	124,507
Property and equipment, net	19,378	19,430
Content database costs, net	55,301	49,650
Intangible assets, net	33,107	41,484
Goodwill	290,356	285,466
Other assets	1,402	2,811

Total assets	$495,928	$523,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,857	$6,877
Accrued expenses	27,401	18,850
Escrow liability	2,029	1,763
Deferred revenues	90,583	69,711
Current portion of long-term debt	—	28,416

Total current liabilities	128,870	125,617
Long-term debt, less current portion	—	71,609
Deferred income taxes	24,728	30,117
Other long-term liabilities	1,834	1,115

Total liabilities	155,432	228,458
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 175,000 shares authorized; 44,402 and 42,416 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	44	42
Additional paid-in capital	293,263	272,513
Accumulated other comprehensive income (loss)	519	(41)
Retained earnings	46,670	22,376

Total stockholders’ equity	340,496	294,890

Total liabilities and stockholders’ equity	$495,928	$523,348

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
	(In thousands, except per share data)
Revenues:
Subscription revenues	$74,239	$52,603	$204,343	$152,506
Product and other revenues	5,076	4,384	13,853	12,287

Total revenues	79,315	56,987	218,196	164,793
Costs of revenues:
Cost of subscription revenues	11,267	10,033	33,996	29,755
Cost of product and other revenues	1,155	1,389	3,929	4,213

Total cost of revenues	12,422	11,422	37,925	33,968

Gross profit	66,893	45,565	180,271	130,825
Operating expenses:
Technology and development	10,528	9,142	30,447	26,690
Marketing and advertising	24,125	14,240	71,061	44,226
General and administrative	9,141	10,229	24,915	24,569
Amortization of acquired intangible assets	3,791	4,052	11,149	12,165

Total operating expenses	47,585	37,663	137,572	107,650

Income from operations	19,308	7,902	42,699	23,175
Other income (expense):
Interest expense	(2,187)	(1,428)	(4,896)	(4,784)
Interest income	201	48	340	746
Other income, net	401	4	398	14

Income before income taxes	17,723	6,526	38,541	19,151
Income tax expense	(5,914)	(2,485)	(14,247)	(6,927)

Net income	$11,809	$4,041	$24,294	$12,224

Net income per common share:
Basic	$0.27	$0.11	$0.56	$0.32

Diluted	$0.24	$0.10	$0.50	$0.30

Weighted average common shares outstanding
Basic	43,984	38,327	43,075	38,283

Diluted	48,774	41,059	48,186	40,096

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
	(In thousands)

Operating activities:
Net income	$11,809	$4,041	$24,294	$12,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,751	2,762	8,355	8,092
Amortization of content	1,900	1,753	5,564	5,182
Amortization of acquired intangible assets	3,791	4,052	11,149	12,164
Amortization of deferred financing costs	1,539	220	2,368	613
Deferred income taxes	3,627	615	990	(1,271)
Stock-based compensation expense	1,275	1,462	3,541	4,265
Changes in operating assets and liabilities:
Accounts receivable	561	1,011	1,496	974
Restricted cash	(94)	85	(144)	888
Other assets	(1,343)	(1,324)	627	(2,288)
Income tax receivable	(2,439)	(201)	(895)	2,683
Accounts payable and accrued expenses	9,501	(524)	17,569	(459)
Excess tax benefits from stock-based compensation	(4,071)	(6)	(7,641)	(29)
Deferred revenues	475	26	19,563	8,672
Other long-term liabilities	719	—	719	26

Net cash provided by operating activities	30,001	13,972	87,555	51,736
Investing activities:
Capitalization of content database costs	(3,393)	(2,183)	(8,534)	(5,855)
Purchases of property and equipment	(4,269)	(1,415)	(7,897)	(7,566)
Acquisitions of businesses, net of cash acquired	(8,147)	—	(8,147)	—
Purchases of short-term investments	—	—	(7,193)	—
Proceeds from sale and maturity of short-term investments	14,527	—	24,564	—
Proceeds from settlement of forward contract	366	—	366	—

Net cash used in investing activities	(916)	(3,598)	(6,841)	(13,421)
Financing activities:
Proceeds from exercise of stock options	4,442	5	9,514	559
Principal payments on debt	(76,230)	(2,405)	(100,025)	(18,331)
Deferred financing costs from issuance of credit facility	(733)	—	(733)	—
Excess tax benefits from stock-based compensation	4,071	6	7,641	29
Repurchase of common stock	—	—	—	(100)

Net cash used in financing activities	(68,450)	(2,394)	(83,603)	(17,843)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	33	—	33	—
Net increase (decrease) in cash and cash equivalents	(39,332)	7,980	(2,856)	20,472
Cash and cash equivalents at beginning of period	103,417	52,613	66,941	40,121

Cash and cash equivalents at end of period	$64,085	$60,593	$64,085	$60,593

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,051	$1,208	$2,528	$6,624
Cash paid for income taxes	164	4,029	6,345	8,985
Supplemental disclosures of noncash investing and financing activities:
Unrealized gain (loss) on short-term investments	(4)	—	44	—
Capitalization of stock-based compensation	3	2	6	3
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
The accompanying condensed consolidated balance sheet as of September 30, 2010 and the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2010 and 2009 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the company’s financial position, results of its operations and cash flows for the three and nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s 2009 Annual Report on Form 10-K (the “2009 Annual Report”) filed with the Securities and Exchange Commission on February 26, 2010.
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

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Cash	$9,928	$5,159
Cash equivalents:
Money market funds	54,157	61,782

Total cash and cash equivalents	$64,085	$66,941

Short-term investments:
U.S. agency securities	$16,004	$33,331

Gross unrealized gains and losses on short-term investments were not significant at September 30, 2010 and December 31, 2009. As of September 30, 2010, the company had U.S. agency securities totaling $13.0 million in an unrealized gain position. The company also had U.S. agency securities totaling $3.0 million in an unrealized loss position, which had been in a loss position for less than one year, and are not considered to be other than temporary losses. As of December 31, 2009, all U.S. agency securities were in an unrealized loss position and had been in a loss position for less than one year. The company designates all short-term investments as available-for-sale. As of September 30, 2010 and December 31, 2009, the company did not hold any investments with original maturities greater than one year from the date of purchase.
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
The company’s cash equivalents and short-term investments at September 30, 2010 and December 31, 2009 were all classified within Level 1. There were no movements between fair value measurement levels of the company’s cash equivalents and short-term investments during the nine months ended September 30, 2010.
The carrying amounts reported in the financial statements for accounts receivable and accounts payable approximate their fair values because of the short-term maturities of these financial instruments. The carrying value of long-term debt approximated fair values based on interest rates currently available to the company for debt with similar terms at December 31, 2009. At September 30, 2010, the company had no long-term debt outstanding.
In connection with the acquisition of Genline AB discussed below, the company entered into a forward contract to purchase 53 million Swedish kronor. The company did not qualify the contract for hedge accounting and therefore the fair value gains and losses on the contract were recorded in net income. In July 2010, the forward contract was settled resulting in a gain of $0.4 million.
3. BUSINESS ACQUISITIONS
On July 15, 2010, the company acquired Genline AB (“Genline”), the owner and operator of the Swedish family history Web site Genline.se, based in Stockholm, Sweden for $7.2 million in cash consideration. The Genline acquisition increased the company’s presence in the Swedish market and provides existing customers with access to millions of Swedish records. The acquisition of Genline was not material to the company’s financial position or results of operations.

On August 6, 2010, the company acquired ProGenealogists, Inc. (“ProGenealogists”), which specializes in genealogical, forensic and family history research, for $1.1 million in cash consideration. The acquisition of ProGenealogists provides the company with a genealogy research team for internal projects and allows customers access to expert genealogists to assist them in their research. The ProGenealogists acquisition was not material to the company’s financial position or results of operations.
4. NET INCOME PER COMMON SHARE
Basic net income per common share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per common share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock-based awards to purchase common stock using the treasury stock method. The computation of diluted net income per share for the three months ended September 30, 2010 and 2009 excludes stock-based awards to acquire 0.5 million and 1.2 million shares, respectively, as their impact was anti-dilutive. The computation of diluted net income per common share for the nine months ended September 30, 2010 and 2009 excludes stock-based awards to acquire 0.6 million and 2.2 million shares, respectively, as their impact was anti-dilutive.
A reconciliation of the numerator and the denominator used in the calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic net income per common share:
Net income	$11,809	$4,041	$24,294	$12,224
Shares used in computation:
Weighted-average common shares outstanding	43,984	38,327	43,075	38,283

Basic net income per common share	$0.27	$0.11	$0.56	$0.32

Diluted net income per common share:
Net income	$11,809	$4,041	$24,294	$12,224
Shares used in computation:
Weighted-average common shares outstanding	43,984	38,327	43,075	38,283
Dilutive stock-based awards	4,790	2,732	5,111	1,813

Weighted-average number of diluted common shares	48,774	41,059	48,186	40,096

Diluted net income per common share	$0.24	$0.10	$0.50	$0.30

5. COMPREHENSIVE INCOME
Other comprehensive income consists of changes in unrealized gains and losses on available-for-sale securities and changes in foreign currency translation adjustments. The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$11,809	$4,041	$24,294	$12,224
Other comprehensive income:
Changes in unrealized gain (loss) on available for sale securities, net	(4)	—	44	—
Changes in foreign currency translation adjustments	516	—	516	—

Comprehensive income	$12,321	$4,041	$24,854	$12,224

6. LONG-TERM DEBT
On September 9, 2010, the company terminated and paid in full the remaining $76.2 million of debt then outstanding. On December 5, 2007, the company entered into a secured credit facility with a number of financial institutions for borrowings of up to $150.0 million. These borrowings included a term loan of $140.0 million (the “Term Loan”) and a revolving commitment of up to $10.0 million (the “Revolving Loans”), both of which were to mature on December 5, 2012. No amounts were outstanding under the Revolving Loans as of December 31, 2009 or during 2010. Debt financing costs of $3.9 million were incurred in connection with the Term Loan. These costs were deferred in other long-term assets on the balance sheet and were amortized to interest expense over the period of the Term Loan. The remaining unamortized debt financing costs of $1.3 million were charged to interest expense upon termination.
In connection with the payoff of the Term Loan, on September 9, 2010 the company entered into a three-year $100.0 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions (the “Credit Facility”). The Credit Facility includes a $5.0 million sublimit for the issuance of letters of credit and a $7.0 million sublimit for swingline loans and has a maturity date of September 9, 2013. The Credit Facility is secured by a first-priority security interest in all of the capital stock of the company’s wholly-owned domestic subsidiaries and 65% of the capital stock of the company’s material foreign subsidiaries as well as the currently owned and hereafter acquired real and personal property assets of the company and its wholly-owned domestic subsidiaries. Borrowings under the Credit Facility may be used to finance the on-going working capital needs of the company and its subsidiaries and for general corporate purposes, including permitted business acquisitions and capital expenditures. As of September 30, 2010, the company has not borrowed against the Credit Facility.
The Credit Facility contains financial and other covenants, including but not limited to, limitations on indebtedness, liens, mergers, asset sales, dividends and other payments in respect of equity interests, capital expenditures, investments and affiliate transactions (subject to qualifications and baskets), as well as the maintenance of a minimum fixed charge coverage ratio and a maximum senior secured leverage ratio. A violation of these covenants or the occurrence of certain other events could result in a default permitting the termination of the lenders’ commitments under the Credit Facility and/or the acceleration of any loan amounts then outstanding. The company was in compliance with all financial and other covenants at September 30, 2010.
Under the terms of the Credit Facility, the company may elect that the loans comprising each borrowing bear interest generally at a rate equal to (i) LIBOR plus a margin that fluctuates between 1.50% and 2.00%, as determined by the company’s Consolidated Leverage Ratio (as defined in the Credit Facility) as set forth in the company’s most recently delivered compliance certificate or (ii) the Base Rate (defined as a rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Bank of America prime rate and (c) the Eurodollar rate plus 1.00%), plus a margin that fluctuates between 0.50% and 1.00%, as determined by the company’s Consolidated Leverage Ratio as set forth in its most recently delivered compliance certificate (the “Base Rate Applicable Margin”). Each swingline loan will bear interest at the Base Rate plus the Base Rate Applicable Margin. In addition, the company will pay a commitment fee of 0.40% on any unused portions of the facility and a letter of credit fee that fluctuates between 1.50% and 2.00%, as determined by the company’s Consolidated Leverage Ratio as set forth in its most recently delivered compliance certificate.

Debt financing costs of $0.7 million were incurred in connection with the Credit Facility. These costs are deferred in other long-term assets on the balance sheet and are being amortized to interest expense over the period of the Credit Facility. At September 30, 2010, the unamortized debt financing costs were $0.7 million.
7. STOCK-BASED AWARDS
In July 2009, the Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the grant of stock options and other stock-based awards, including restricted stock units, to employees, directors and consultants. As of September 30, 2010, 2,957,138 stock-based awards were available to be granted under the 2009 Plan. The company has also granted stock options under previously approved plans: the 1998 Stock Option Plan (the “1998 Plan”), the Executive Stock Plan (“ESP”), the 2004 Stock Option Plan (the “2004 Plan”) and the Generations Holding, Inc. Stock Purchase and Option Plan (the “2008 Plan”). The company does not intend to grant additional stock awards under the 1998 Plan, ESP, 2004 Plan or 2008 Plan.
Stock Options
Stock option awards granted generally vest over four years and have a term not greater than ten years from the date of grant. A summary of stock option activity of all the plans for the nine months ended September 30, 2010 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2009	10,373,290	$5.29
Granted	417,250	17.99
Exercised	(1,985,136)	4.82
Canceled	(198,653)	6.16

Outstanding at September 30, 2010	8,606,751	5.99

Exercisable at September 30, 2010	5,710,713	4.96

Vested and expected to vest	8,512,176	5.96

As of September 30, 2010, the company had $8.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 2.5 years. The weighted average remaining contractual life of options outstanding at September 30, 2010 was 6.6 years. The total intrinsic values of options outstanding and options exercisable as of September 30, 2010 were $144.3 million and $101.6 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2010 was $27.0 million.
The company estimates the fair value of each option on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair values of options granted during the nine months ended September 30, 2010 and 2009 were $6.00 and $2.99, respectively. The following weighted average assumptions were used to value option grants.

	Nine Months Ended
	September 30,
	2010	2009

Expected volatility	40%	50%
Expected term (in years)	4.0	4.2
Weighted average risk-free interest rate	1.7%	1.9%
Weighted average fair value of the underlying common stock	$17.99	$6.80
Expected dividends	—	—

Restricted Stock Units
During the nine months ended September 30, 2010, the company also issued restricted stock units representing the right to receive one share of the company’s common stock under the 2009 Plan. Restricted stock unit awards generally vest over four years. The following table summarizes restricted stock unit activity.

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Restricted stock units outstanding at December 31, 2009	—	$—
Granted	456,198	17.87
Vested	(450)	18.20
Forfeited	(6,167)	16.40

Restricted stock units outstanding at September 30, 2010	449,581	17.89

As of September 30, 2010 the company had $6.2 million of total unrecognized compensation expense, net of estimated forfeitures related to restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.8 years.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense included in the statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Cost of subscription revenues	$57	$17	$134	$78
Technology and development	550	388	1,437	1,223
Marketing and advertising	204	104	390	273
General and administrative	464	953	1,580	2,691

Total stock-based compensation expense	$1,275	$1,462	$3,541	$4,265

8. INCOME TAXES
The company is subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating the company’s uncertain tax positions and determining its provision for income taxes. The company’s total gross unrecognized tax benefits as of September 30, 2010 and December 31, 2009 were $1.0 million and $0.6 million, respectively. The gross uncertain tax positions, if recognized by the company, would affect the company’s effective income tax rate.
9. COMMITMENTS AND CONTINGENCIES
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
10. SUBSEQUENT EVENTS
On September 22, 2010, the company entered into an agreement to acquire iArchives, Inc., a leading digitization services provider that also operates Footnote.com, a leading American history Web site and on October 20, 2010, the company completed the acquisition. The purchase price was approximately $31.6 million, consisting of the issuance of approximately 1.022 million shares of Ancestry.com common stock valued at approximately $24.6 million, based on the closing price on October 20, 2010, and approximately $7.0 million of cash consideration. The acquisition is expected to provide Ancestry.com with a complementary consumer brand, expanded content offerings, and enhanced digitization and image-viewing technologies.
The company announced a share repurchase program, under which the company may spend up to $25.0 million to repurchase shares of its common stock, depending on market conditions, the price of the company’s common stock and other factors. The share repurchase program is intended in part to offset the issuance of common stock as a result of the iArchives acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “continue,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:
•	our future financial performance, including our revenues, cost of revenues, operating expenses and ability to sustain profitability;

•	our rate of revenue and expense growth;

•	the pool of our potential subscribers;

•	our ability to attract and retain subscribers;

•	our ability to manage growth;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	our ability to enhance the subscribers’ experience and provide value;

•	our success with respect to any future business acquisitions;

•	our international expansion plans;

•	our ability to adequately manage costs and control margins and trends;

•	our investments in technology and the success of our promotional programs and new products;

•	our development of brand awareness;

•	our ability to retain and hire necessary employees;

•	our competitive position;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	the seasonality of our business;

•	the impact of external market forces; and

•	the impact of claims or litigation.

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
Overview
Ancestry.com is the world’s largest online family history resource, with nearly 1.4 million paying subscribers around the world as of September 30, 2010. We have been a leader in the family history market for over 20 years and have helped pioneer the market for online family history research. We believe that most people have a fundamental desire to understand who they are and from where they came, and that anyone interested in discovering, preserving and sharing their family history is a potential user of Ancestry.com. We strive to make our service valuable to individuals ranging from the most committed family historians to those taking their first steps towards satisfying their curiosity about their family stories.
The foundation of our service is an extensive and unique collection of billions of historical records that we have digitized, indexed and put online over the past 14 years. Our subscribers use our proprietary online platform, extensive digital historical record collection, and easy-to-use technology to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories with their families. We offer our service on a subscription basis, typically annually or monthly. These subscribers are our primary source of revenue. We charge each subscriber for their subscription at the commencement of their subscription period and at each renewal date. Although monthly subscribers have become an increasing proportion of our subscribers, the annual commitments of a majority of our subscribers enhance management’s near-term visibility on our revenues and provide working capital benefits, which we believe enable us to more effectively manage the growth of our business. We provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web sites with new tools and features and enabling greater collaboration among our users through the growth of our global community.
Our goal is to remain the leading online resource for family history and to grow our subscriber base in the United States and around the world by offering a superior value proposition to anyone interested in learning more about their family history. We have focused on, and will continue to focus on, retaining our loyal base of existing subscribers, on acquiring new subscribers and on expanding the market to new consumers. We believe our previous investments in technology and content have provided us a foundation for a scalable business model that will help us to increase our margins over the long term and effectively manage our costs as our business grows. However, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings and acquiring new and relevant content and talent, and expanding the awareness of our brand and category through global marketing, any of which may adversely affect our margin expansion in the near term.
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
Recent Developments
Genline Acquisition
On July 15, 2010, we acquired Genline AB, owner and operator of the Swedish family history Web site Genline.se, for approximately $7.2 million in cash consideration. The Genline acquisition increased our presence in the Swedish market and provides our customers with access to millions of Swedish records. The acquisition of Genline was not material to our financial position or results of operations.

ProGenealogists Acquisition
On August 6, 2010, we acquired ProGenealogists, Inc., for approximately $1.1 million in cash consideration. ProGenealogists is a leading professional genealogy research firm that specializes in genealogical, forensic and family history research. We believe the acquisition of ProGenealogists provides us with a premier genealogy research team for internal projects and gives our customers access to expert genealogists to assist them in their research. The ProGenealogists acquisition was not material to our financial position or results of operations.
New Credit Facility
On September 9, 2010, we terminated and paid in full the $76.2 million outstanding under our previous credit facility from cash on hand including the proceeds from our initial public offering. Also on September 9, 2010, in connection with the payoff of the previous credit facility, we entered into a new three-year $100.0 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions. The new credit facility includes a $5.0 million sublimit for the issuance of letters of credit and a $7.0 million sublimit for swingline loans. As of November 1, 2010, we have not drawn any funds under the new credit facility.
Interest under the new credit facility is variable generally based on LIBOR or the base rate (defined as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Bank of America prime rate and (c) the Eurodollar rate plus 1.00%), plus a margin based on our consolidated leverage ratio. Each swingline loan will bear interest at the base rate plus a margin.
The new credit facility matures September 9, 2013 and is secured by a first-priority security interest in all of the capital stock of our wholly owned domestic subsidiaries and 65% of the capital stock of our material foreign subsidiaries as well as our currently owned and hereafter acquired real and personal property assets, as well as those of our wholly owned domestic subsidiaries. Borrowings under the new credit facility may be used to finance our on-going working capital needs and those of our subsidiaries and for general corporate purposes, including permitted business acquisitions and capital expenditures.
The new credit facility contains financial and other covenants, including but not limited to, limitations on indebtedness, liens, mergers, asset sales, dividends and other payments in respect of equity interests, capital expenditures, investments and affiliate transactions (subject to qualifications and baskets), as well as a minimum fixed charge coverage ratio and a maximum senior secured leverage ratio. A violation of these covenants or the occurrence of certain other events could result in a default permitting the termination of the lenders’ commitments under the credit facility and/or the acceleration of any loan amounts then outstanding. We were in compliance with all financial and other covenants at September 30, 2010. Note 6 to our condensed consolidated financial statements describes further the terms of the new credit facility.
iArchives Acquisition
On September 22, 2010, we entered into an agreement to acquire iArchives, Inc. (“iArchives”), a leading digitization service provider that also operates Footnote.com, a leading American history Web site, and on October 20, 2010 we completed the acquisition. The purchase price was approximately $31.6 million, consisting of the issuance of approximately 1.022 million shares of our common stock (valued at approximately $24.6 million, based on the closing price on October 20, 2010) and approximately $7.0 million of cash consideration. We believe that the acquisition will provide Ancestry.com with a complementary consumer brand, expanded content offerings, and enhanced digitization and image-viewing technologies.
Share Repurchase Program
On September 23, 2010, we announced a share repurchase program, under which we may spend up to $25.0 million to repurchase shares of our common stock, depending on market conditions, the stock price and other factors. The share repurchase program is intended in part to offset the issuance of shares of our common stock as a result of the iArchives acquisition.
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The following key operating metrics reflect data with respect to the Ancestry.com Web sites and exclude our other subscription-based Web sites, such as myfamily.com, Genline.se, Genealogy.com and Footnote.com:
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
Because we recognize subscription revenues ratably over the subscription period, a concentration of renewals in the first half of the year generally has not resulted in a material seasonal impact on our revenues, but may result in a seasonal effect on one or more of the key business metrics described above.
Performance Highlights
The following represents our performance highlights for Q3 2010, Q2 2010 and Q3 2009:

	Three Months Ended
	September 30,	June 30,	September 30,
	2010	2010	2009

Total subscribers at end of quarter	1,376,974	1,310,562	1,028,180
Gross subscriber additions	251,738	290,589	159,795
Monthly churn	4.0%	4.3%	3.6%
Subscriber acquisition cost	$81.58	$74.04	$70.55
Average monthly revenue per subscriber	$17.75	$18.02	$16.48
For Q3 2010, our gross subscriber additions decreased as compared to Q2 2010 and increased as compared to Q3 2009, reflecting the continued success of marketing programs on the quarter and the difficult sequential comparison due to strong subscriber additions from the airing of “Who Do You Think You Are?” early in Q2 2010.
For Q3 2010, our monthly churn decreased as compared to Q2 2010 and increased as compared to Q3 2009. The changes in churn are influenced by the growth in subscriber additions and an increase in the proportion of monthly subscriptions to annual subscriptions during 2010. New subscribers, i.e., those who have been subscribers for less than 100 days, tend to churn at a higher rate than the average subscriber. The number of new subscribers in Q3 2010, as a percent of total subscribers, was slightly lower than that of Q2 2010 and higher than that of Q3 2009. These factors contributed to a decrease in churn for Q3 2010 as compared to Q2 2010 and an increase in churn in Q3 2010 as compared to Q3 2009.
For Q3 2010, our subscriber acquisition cost increased as compared to Q2 2010 and Q3 2009. The increases were due to the growth in marketing expenses exceeding the growth in gross subscriber additions. Marketing expenses increased primarily due to additional television marketing in both domestic and international markets, which generally has a higher subscriber acquisition cost than other marketing channels.
For Q3 2010, our average monthly revenue per subscriber decreased as compared to Q2 2010 primarily due to the timing of Q2 2010 revenue recognition attributable to gross subscriber additions related to “Who Do You Think You Are?” Because the majority of the Q1 2010 gross subscriber additions related to the television show was added in the second half of March, we did not recognize a significant portion of revenue related to these subscribers until Q2 2010. For Q3 2010, our average monthly revenue increased as compared to Q3 2009 due to both an increase in the proportion of monthly subscriptions to annual subscriptions and an increase in the proportion of premium packages to basic packages.

Components of Condensed Consolidated Statements of Operations
Revenues
Subscription revenues. We derive subscription revenues primarily from providing access to our services via our various Ancestry.com Web sites. Subscription revenues are recognized ratably over the subscription period, which consist primarily of annual and monthly subscriptions, net of estimated cancellations. We typically charge each subscriber’s credit card for their subscription at the commencement of their subscription period and at each renewal date (whether annual or monthly), unless they cancel their subscription before the renewal date. The amount of unrecognized revenues is recorded in deferred revenue.
A majority of our subscription revenues is derived from subscribers in the United States. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the Web site to which the person subscribes. The following presents subscription revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

United States	$56,275	$39,489	$154,790	$114,968
United Kingdom	10,320	8,729	30,001	25,147
All other countries	7,644	4,385	19,552	12,391

Total subscription revenues	$74,239	$52,603	$204,343	$152,506

Product and other revenues. Product and other revenues include sales of desktop software (Family Tree Maker), physical delivery of vital records products (birth, marriage and death certificates), DNA testing (Ancestry.com DNA), advertising and other products and services. Revenues related to these products are recognized upon shipment of product or fulfillment of services, as applicable.
Cost of Revenues
Cost of subscription revenues. Cost of subscription revenues consists of amortization of our database content costs, depreciation expense on Web servers and equipment, credit card processing fees, Web hosting costs, royalty costs on certain content licensed from others and personnel-related costs for database content support and subscriber services personnel.
Cost of product and other revenues. Cost of product and other revenues consists of our direct costs to purchase the products, shipping costs, credit card processing fees, personnel-related costs of warehouse personnel, warehouse storage costs and royalties on products licensed from others. In 2010, we changed the distribution arrangement for our retail Family Tree Maker software product to a royalty-based model, which eliminated our costs of product revenues for retail copies sold.
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
General and administrative. General and administrative expenses consist principally of personnel-related expenses for our executive, finance, legal, human resources and other administrative personnel, as well as outside services costs, consisting primarily of consultants, legal and accounting fees, and other general corporate expenses. We expect that in Q4 2010, general and administrative costs will continue to increase in absolute dollars.

Amortization of acquired intangible assets. Amortization of acquired intangible assets is the amortization expense associated with subscriber relationships and contracts, core technologies, and intangible assets, including trademarks and tradenames. Subscriber relationships and contracts are amortized based on the expected annual turnover rate, or rate of attrition, of the subscribers that approximates our monthly churn, resulting in an accelerated basis of amortization. We believe that recognizing amortization expense in this pattern better matches the amortization expense with the revenue generated from these subscribers. In Q3 2010, as a result of our business acquisitions, we increased the fair value associated with acquired intangible assets. As such, we expect that amortization of acquired intangible assets will increase in Q4 2010.
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the three and nine months ended September 30, 2010 and 2009. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues:
Subscription revenues	93.6%	92.3%	93.7%	92.5%
Product and other revenues	6.4	7.7	6.3	7.5

Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	14.2	17.6	15.6	18.0
Cost of product and other revenues	1.5	2.4	1.8	2.6

Total cost of revenues	15.7	20.0	17.4	20.6

Gross profit	84.3	80.0	82.6	79.4
Operating expenses:
Technology and development	13.3	16.0	13.9	16.2
Marketing and advertising	30.4	25.0	32.6	26.8
General and administrative	11.5	18.0	11.4	14.9
Amortization of acquired intangible assets	4.8	7.1	5.1	7.4

Total operating expenses	60.0	66.1	63.0	65.3

Income from operations	24.3	13.9	19.6	14.1
Other income (expense):
Interest expense	(2.8)	(2.5)	(2.2)	(2.9)
Interest income	0.3	0.1	0.1	0.4
Other income, net	0.5	—	0.2	—

Income before income taxes	22.3	11.5	17.7	11.6
Income tax expense	(7.4)	(4.4)	(6.6)	(4.2)

Net income	14.9	7.1	11.1	7.4

Revenues, Cost of Revenues and Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)

Revenues:
Subscription revenues	$74,239	$52,603	41.1%	$204,343	$152,506	34.0%
Product and other revenues	5,076	4,384	15.8	13,853	12,287	12.7

Total revenues	79,315	56,987	39.2	218,196	164,793	32.4
Cost of revenues:
Cost of subscription revenues	11,267	10,033	12.3	33,996	29,755	14.3
Cost of product and other revenues	1,155	1,389	(16.8)	3,929	4,213	(6.7)
Total cost of revenues	12,422	11,422	8.8	37,925	33,968	11.6

Gross profit	$66,893	$45,565	46.8	$180,271	$130,825	37.8

Gross profit percentage	84.3%	80.0%		82.6%	79.4%
Subscription revenues
For Q3 2010, our subscription revenues increased $21.6 million as compared to Q3 2009. The increase was primarily the result of an increase in the number of total subscribers, as well as an increase in average monthly revenue per subscriber on our Ancestry.com Web sites. Average monthly revenue per subscriber increased due to both an increase in the proportion of monthly subscriptions to annual subscriptions, and an increase in the proportion of premium packages to basic packages. During Q3 2010, changes in foreign currency exchange rates did not have a significant impact on subscription revenues.
For the nine months ended September 30, 2010, our subscription revenues increased $51.8 million as compared to the nine months ended September 30, 2009. The increase was driven by the same factors that influenced the three month results.
Product and other revenues
For Q3 2010, product and other revenues increased $0.7 million as compared to Q3 2009. For the nine months ended September 30, 2010, product and other revenues increased $1.6 million as compared to the nine months ended September 30, 2009. The increases were primarily due to increased revenues related to our Family Tree Maker software, vital records products, and DNA testing.
Cost of subscription revenues
For Q3 2010, our cost of subscription revenues increased $1.2 million as compared to Q3 2009. The increase was primarily due to a $0.5 million increase in credit card processing fees reflecting higher transaction volumes as a result of increased total subscribers, a $0.3 million increase in personnel-related costs attributable to additional Web operations personnel and a $0.2 million increase in Web hosting costs attributable to greater user traffic volumes.
For the nine months ended September 30, 2010, our cost of subscription revenues increased $4.2 million as compared to the nine months ended September 30, 2009. The increase was primarily due to a $1.5 million increase in personnel-related costs attributable to additional Web operations personnel, a $1.4 million increase in credit card processing fees reflecting higher transaction volumes as a result of increased total subscribers, a $0.7 million increase in Web hosting costs attributable to greater user traffic volumes and a $0.4 million increase in content amortization.
Cost of product and other revenues
Cost of product and other revenues decreased slightly between Q3 2010 and Q3 2009 as well as between the nine months ended September 30, 2010 and the nine months ended September 30, 2009 despite increases in product and other revenues during the same periods in 2010. The decreases were primarily due to the change in our Family Tree Maker distribution arrangement in 2010.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)

Operating expenses:
Technology and development	$10,528	$9,142	15.2%	$30,447	$26,690	14.1%
Marketing and advertising	24,125	14,240	69.4	71,061	44,226	60.7
General and administrative	9,141	10,229	(10.6)	24,915	24,569	1.4
Amortization of acquired intangible assets	3,791	4,052	(6.4)	11,149	12,165	(8.4)

Total operating expenses	$47,585	$37,663	26.3	$137,572	$107,650	27.8

Technology and development
For Q3 2010, our technology and development expenses increased $1.4 million as compared to Q3 2009. For the nine months ended September 30, 2010, our technology and development expenses increased $3.8 million as compared to the nine months ended September 30, 2009. The increases were primarily the result of increases in personnel-related expenses reflecting increases in the number of technology and development personnel.
Marketing and advertising
For Q3 2010, our marketing and advertising expenses increased $9.9 million as compared to Q3 2009. For the nine months ended September 30, 2010, our marketing and advertising expenses increased $26.8 million as compared to the nine months ended September 30, 2009. The increases were due to increased television and online advertising in both the domestic and international markets.
General and administrative
For Q3 2010, our general and administrative expenses decreased $1.1 million as compared to Q3 2009. Excluding the settlement of a claim related to a content index in Q3 2009 of $2.3 million, general and administrative expenses increased primarily due to an increase of $1.2 million in outside services costs primarily related to business acquisition activities incurred in Q3 2010.
For the nine months ended September 30, 2010, our general and administrative expenses remained relatively flat as compared to the nine months ended September 30, 2009. Excluding the settlement of a claim related to a content index in Q3 2009 of $2.3 million, general and administrative expenses increased primarily due to an increase of $1.9 million in outside services costs primarily related to business acquisition activities and costs associated with operating as a public company. In addition, we had a $0.5 million change in position from foreign currency gains in the nine months ended September 30, 2009 to losses in the nine months ended September 30, 2010.
Amortization of acquired intangible assets
For Q3 2010, amortization of acquired intangible assets decreased $0.3 million as compared to Q3 2009. For the nine months ended September 30, 2010, amortization of acquired intangible assets decreased $1.0 million as compared to the nine months ended September 30, 2009. The decreases were due to decreased amortization of our subscriber relationship intangible assets, which are amortized on an accelerated basis.

Other Income (Expense) and Income Tax Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)

Other income (expense):
Interest expense	$(2,187)	$(1,428)	53.2%	$(4,896)	$(4,784)	2.3%
Interest income	201	48	318.8	340	746	(54.4)
Other income, net	401	4	NM	398	14	NM
Income tax expense	(5,914)	(2,485)	138.0	(14,247)	(6,927)	105.7
Other data:
Effective tax rate	33.4%	38.1%		37.0%	36.2%
Interest expense
For Q3 2010, interest expense increased $0.8 million as compared to Q3 2009. This was primarily due to the acceleration of $1.3 million of deferred financing costs related to our long-term debt that was paid in full in September 2010. This increase was partially offset by a decrease of $0.5 million in interest expense on our long-term debt as a result of a lower average outstanding balance for Q3 2010 as compared to Q3 2009.
For the nine months ended September 30, 2010, interest expense remained relatively flat as compared to the nine months ended September 30, 2009. Interest expense decreased $1.6 million as a result of our carrying a lower average debt balance throughout the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. However, this decrease was offset by an increase in interest expense due to the acceleration of $1.3 million of deferred financing costs related to our long-term debt that was paid in full in September 2010.
Interest income
For Q3 2010, interest income remained relatively flat as compared to Q3 2009.
For the nine months ended September 30, 2010, interest income decreased $0.4 million as compared to the nine months ended September 30, 2009. The prior year benefited from $0.5 million earned on an income tax refund received in the second quarter of 2009.
Other income, net
For Q3 2010 and the nine months ended September 30, 2010, other income increased $0.4 million as compared to Q3 2009 and the nine months ended September 30, 2009. The increases were primarily due to the settlement of a forward contract for Swedish kronor related to the acquisition of Genline, which resulted in a gain of $0.4 million in Q3 2010.
Income tax expense
For Q3 2010, our effective income tax rate of 33.4% differed from the federal statutory rate of 35% principally due to state income taxes of 0.7%, foreign income taxes of 0.5% as a result of net operating losses in foreign jurisdictions for which no income tax benefit has been recognized, research and development tax credits of (2.8)%, net tax deductions related to stock-based compensation expenses of (1.2)% and other items of 1.2%.
For Q3 2009 our effective income tax rate of 38.1% differed from the federal statutory rate of 35% primarily due to state income taxes of 1.8%, foreign income taxes of 1.8% as a result of net operating losses in foreign jurisdictions for which no income tax benefit has been recognized, non-deductible stock-based compensation expenses of 2.4% and other items of (2.9)%.
For the nine months ended September 30, 2010, our effective income tax rate of 37.0% differed from the federal statutory rate of 35% principally due to state income taxes of 1.5%, foreign income taxes of 0.7% as a result of net operating losses in foreign jurisdictions for which no income tax benefit has been recognized, research and development tax credits of (1.3)% and other items of 1.1%.

For the nine months ended September 30, 2009, our effective tax rate of 36.2% differed from the federal statutory rate of 35% principally due to state income taxes of 1.8%, changes in the state tax apportionment factors resulting from enacted legislation of (5.5)%, foreign income taxes of 1.4% and other items of 3.5%.
Other Financial Data
In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe adjusted EBITDA and free cash flow are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA and free cash flow as supplemental measures to evaluate the overall operating performance of companies. For the three months and nine months ended September 30, 2010 and 2009, our net income, adjusted EBITDA and free cash flow were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)

Net Income	$11,809	$4,041	192.2%	$24,294	$12,224	98.7%
Adjusted EBITDA(1)	29,025	17,931	61.9	71,308	52,878	34.9
Free cash flow(2)	20,148	9,096	121.5	46,004	23,848	92.9
(1)	Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus net interest expense; income tax expense; non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and other (income) expense.

(2)	Free cash flow. We define free cash flow as net income plus net interest expense; income tax expense; non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and other (income) expense; minus capitalization of content database costs, capital expenditures and cash paid for income taxes and interest.
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
Although adjusted EBITDA and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA and free cash flow each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:
•	adjusted EBITDA and free cash flow do not reflect our future requirements for contractual commitments and adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures;

•	adjusted EBITDA and free cash flow do not reflect changes in, or cash requirements for, our working capital;

•	adjusted EBITDA does not reflect interest income or interest expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes;

•	adjusted EBITDA and free cash flow do not reflect the non-cash component of employee compensation;

•	although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for these replacements;

•	other companies in our industry may calculate adjusted EBITDA or free cash flow or similarly titled measures differently than we do, limiting their usefulness as comparative measures.
The following table presents a reconciliation of our adjusted EBITDA and free cash flow to net income, the most comparable GAAP financial measure, for each of the periods identified.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Reconciliation of adjusted EBITDA and free cash flow to net income:
Net income	$11,809	$4,041	$24,294	$12,224
Interest expense, net	1,986	1,380	4,556	4,038
Income tax expense	5,914	2,485	14,247	6,927
Depreciation expense	2,751	2,762	8,355	8,092
Amortization expense	5,691	5,805	16,713	17,346
Stock-based compensation	1,275	1,462	3,541	4,265
Other income, net	(401)	(4)	(398)	(14)

Adjusted EBITDA	$29,025	$17,931	$71,308	$52,878

Capitalization of content database costs	(3,393)	(2,183)	(8,534)	(5,855)
Capital expenditures	(4,269)	(1,415)	(7,897)	(7,566)
Cash paid for interest	(1,051)	(1,208)	(2,528)	(6,624)
Cash paid for income taxes	(164)	(4,029)	(6,345)	(8,985)

Free cash flow	$20,148	$9,096	$46,004	$23,848

Liquidity and Capital Resources
As of September 30, 2010, we had $180.1 million of total liquidity, comprised of $64.1 million in cash and cash equivalents, $16.0 million in short-term investments and the ability to borrow $100.0 million under our new revolving credit facility. Cash and cash equivalents are comprised of high quality investments including money market funds. Short-term investments are classified as available-for-sale and are held in high quality investments including U.S. government agency securities with maturities less than a year. Note 2 of the accompanying notes to our condensed consolidated financial statements describes further the composition of our cash and cash equivalents and short-term investments. Note 6 to our condensed consolidated financial statements describes further the terms of our new revolving credit facility.
On September 9, 2010, we terminated and paid in full the $76.2 million outstanding under our previous credit facility from cash on hand, including the proceeds from our initial public offering. Also on September 9, 2010, in connection with the payoff of the previous credit facility, we entered into a new three-year $100.0 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions. Our new revolving credit facility includes a $5.0 million sublimit for the issuance of letters of credit and a $7.0 million sublimit for swingline loans. As of September 30, 2010, we have not drawn any funds under the new credit facility.
In December 2007, Spectrum Equity Investors contributed cash and equity with an aggregate value of $138.6 million and we entered into a credit facility that included a $140.0 million term loan as part of a larger transaction, which we refer to as the Spectrum investment. On November 4, 2009, we commenced our initial public offering and completed the offering on November 10, 2009. We received net proceeds of $47.8 million from the offering, after deducting the underwriting discounts and commissions and offering expenses payable by us. Except for our initial public offering, we have funded our operations primarily from cash flows from operations during the last five years which has satisfied all of our cash requirements.

Our primary uses of cash include operating costs such as personnel-related expenses, marketing and advertising, payments related to long-term debt, capital expenditures related to equipment and database content costs, business acquisitions, expansion of new markets and businesses, and Web hosting costs. Our future capital requirements may vary materially from those now planned and will depend on many factors, including:
•	the development of new services;

•	market acceptance of our services;

•	the levels of advertising and promotion required to retain and acquire subscribers;

•	the launch of additional services and improvement of our competitive position in the marketplace;

•	the level of new content acquisition required to retain and acquire subscribers;

•	the expansion of our development and marketing organizations;

•	our engaging in potential business acquisitions;

•	our ability to integrate and operate acquired businesses;

•	future potential stock repurchases by us;

•	the building of infrastructure necessary to support our growth; and

•	our relationships with subscribers and vendors.
We have experienced increases in our expenditures in connection with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We expect cash on hand, internally generated cash flow and available credit from our new credit facility will provide adequate funds for operating and recurring cash needs ( e.g., working capital and capital expenditures) for at least the next 12 months.
Summary cash flow information for cash and cash equivalents and short-term investments for Q3 2010 and Q3 2009 and the nine months ended September 30, 2010 and 2009 is set forth below. For the purpose of this cash flow analysis, we have included our highly liquid short-term investments, which we believe we can readily convert to cash on a short-term basis. We consider cash, cash equivalents and short-term investments in evaluating our overall cash position.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Net cash and cash equivalents and short-term investments provided by (used in):
Operating activities	$30,001	$13,972	115%	$87,555	$51,736	69%
Investing activities	(15,447)	(3,598)	329	(24,168)	(13,421)	80
Financing activities	(68,450)	(2,394)	NM	(83,603)	(17,843)	369
Effect of changes in foreign currency exchange rates on cash and cash equivalents	33	—	NM	33	—	NM

Increase (Decrease) in cash and cash equivalents and short-term investments	$(53,863)	$7,980	575	$(20,183)	$20,472	(199)

Cash Flow Analysis
Sources and uses of cash
For Q3 2010, our cash and cash equivalents and short-term investments decreased $53.9 million to $80.1 million, as compared to an increase of $8.0 million in Q3 2009. For the nine months ended September 30, 2010, our cash and cash equivalents and short-term investments decreased $20.2 million to $80.1 million, as compared to an increase of $20.5 million in the nine months ended September 30, 2009. Net cash provided by operating activities was used primarily for debt repayments, business acquisitions and investments in capital equipment and content databases.
Net cash provided by operating activities
For Q3 2010, net cash provided by operating activities was $30.0 million, an increase of $16.0 million as compared to Q3 2009. Net cash provided by operating activities consists of net income as adjusted for non-cash expenses and changes in operating assets and liabilities. For Q3 2010, our net income totaled $11.8 million, an increase of $7.8 million as compared to Q3 2009. Our non-cash expenses, including depreciation, amortization of content database costs, amortization of acquired intangible assets, amortization of deferred financing costs, stock-based compensation and deferred income taxes, totaled $14.9 million, an increase of $4.0 million. Our net cash provided by changes in operating assets and liabilities excluding deferred revenue totaled $2.8 million, an increase of $3.8 million over Q3 2009. The change in our deferred revenue, which represents cash received from subscribers but not yet recognized in revenue, totaled $0.5 million, an increase of $0.4 million over Q3 2009.
For the nine months ended September 30, 2010, net cash provided by operating activities was $87.6 million, an increase of $35.8 million as compared to the nine months ended September 30, 2009. Net cash provided by operating activities consists of net income as adjusted for non-cash expenses and changes in operating assets and liabilities. For the nine months ended September 30, 2010, our net income totaled $24.3 million, an increase of $12.1 million as compared to the nine months ended September 30, 2009. Our non-cash expenses, including depreciation, amortization of content database costs, amortization of acquired intangible assets, amortization of deferred financing costs, stock-based compensation and deferred income taxes, totaled $32.0 million, an increase of $2.9 million over the nine months ended September 30, 2009. Our net cash provided by changes in operating assets and liabilities excluding deferred revenue totaled $11.7 million, an increase of $9.9 million. The change in our deferred revenue, which represents cash received from subscribers but not yet recognized in revenue, totaled $19.6 million, an increase of $10.9 million over the nine months ended September 30, 2009. The change in deferred revenue increased primarily due to the growth in subscribers and the increase in the proportion of premium packages over basic packages partially offset by a change in proportion from annual to monthly subscriptions.

Net cash used in investing activities
For Q3 2010, net cash used in investing activities totaled $15.4 million, an increase of $11.8 million as compared to Q3 2009. Net cash used in investing activities consisted of business acquisition and investments in capital equipment and content databases. The increase in net cash used in investing activities was due to $8.1 million of cash used to acquire Genline and ProGenealogists and increased purchases of capital equipment and content databases.
For the nine months ended September 30, 2010, net cash used in investing activities totaled $24.2 million, an increase of $10.7 million as compared to the nine months ended September 30, 2009. Net cash used in investing activities consisted of business acquisitions and investments in capital equipment and content databases. The increase in net cash used in investing activities was due to $8.1 million of cash used to acquire Genline and ProGenealogists and increased purchases of capital equipment and content databases.
Net cash used in financing activities
For Q3 2010, net cash used in financing activities totaled $68.5 million, an increase of $66.1 million as compared to Q3 2009. Net cash used in financing activities consisted primarily of principal payments on long-term debt of $76.2 million partially offset by proceeds from stock option exercises of $4.4 million and excess tax benefits from stock-based compensation of $4.1 million.
For the nine months ended September 30, 2010, net cash used in financing activities totaled $83.6 million, an increase of $65.8 million as compared to the nine months ended September 30, 2009. Net cash used in financing activities consisted primarily of principal payments on long-term debt of $100.0 million partially offset by proceeds from stock option exercises of $9.5 million and excess tax benefits from stock-based compensation of $7.6 million.
Contractual Obligations
Long-term Debt
On September 9, 2010, we terminated and paid in full the $76.2 million outstanding under our previous credit facility from cash on hand including the proceeds from our initial public offering. Also on September 9, 2010, in connection with the payoff of the previous credit facility, we entered into a new three-year $100.0 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent and certain other financial institutions. The new credit facility includes a $5.0 million sublimit for the issuance of letters of credit and a $7.0 million sublimit for swingline loans. As of November 1, 2010, we have not drawn any funds under the new credit facility.
Interest under the new credit facility is variable generally based on LIBOR or the base rate (defined as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Bank of America prime rate and (c) the Eurodollar rate plus 1.00%), plus a margin based on our consolidated leverage ratio. Each swingline loan will bear interest at the base rate plus a margin.
The new credit facility matures September 9, 2013 and is secured by a first-priority security interest in all of the capital stock of our wholly-owned domestic subsidiaries and 65% of the capital stock in our material foreign subsidiaries as well as our currently owned and hereafter acquired real and personal property assets, as well as those of our wholly-owned domestic subsidiaries. Borrowings under the new credit facility may be used to finance the on-going working capital needs of the company and its subsidiaries and for general corporate purposes, including permitted business acquisitions and capital expenditures.
The new credit facility contains financial and other covenants, including but not limited to, limitations on indebtedness, liens, mergers, asset sales, dividends and other payments in respect of equity interests, capital expenditures, investments and affiliate transactions (subject to qualifications and baskets) as well as a minimum fixed charge coverage ratio and a maximum senior secured leverage ratio. A violation of these covenants or the occurrence of certain other events could result in a default permitting the termination of the lenders’ commitments under the credit facility and/or the acceleration of any loan amounts then outstanding. We were in compliance with all financial and other covenants at September 30, 2010. Note 6 to our condensed consolidated financial statements describes further the terms of the new credit facility.
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
Recent Accounting Pronouncements
There have been no new accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the 2009 Annual Report, that are of significance, or potential significance, to the company that we expect to adopt in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange risks. On September 9, 2010, we terminated and paid in full the $76.2 million outstanding under our previous credit facility from cash on hand including the proceeds from our initial public offering. Until such time as we draw down on our new credit facility, our exposure to interest rate risk is minimal. For financial market risks related to changes in interest rates and foreign currency exchange, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our 2009 Annual Report.
In connection with the acquisition of Genline, we entered into a forward contract to purchase 53 million Swedish kronor. We entered into the forward contract to lock in the amount of U.S. dollars required to settle the transaction to acquire Genline. We did not qualify the contract for hedge accounting and therefore the fair value gains and losses on the contract are recorded in net income. In July 2010, the forward contract was settled resulting in a gain of approximately $0.4 million which was recorded in other income on the condensed consolidated statement of operations.

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenues have grown rapidly, increasing from $140.3 million in 2005 to $224.9 million in 2009, representing a compound annual growth rate of 12.5%. In the third quarter of 2010 and the nine months ended September 30, 2010, our revenue growth was 39% and 32%, respectively, over the prior year periods. We may not be able to sustain our recent growth rate in future periods and you should not rely on the revenue growth of these periods or any prior period or year as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings and acquiring new and relevant content, and also to expanding awareness of our brand and category through marketing, such as the increased advertising we have undertaken in connection with the television program “Who Do You Think You Are?” which may reduce our margins in the near term. If our margins or our future growth resulting from our implementation of these strategies fail to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.

If we experience excessive rates of subscriber cancellation, or churn, our revenues and business will be harmed.
We must continually add new subscribers both to replace subscribers who choose to cancel their subscriptions and to grow our business beyond our current subscriber base. Subscribers choose to cancel their subscriptions for many reasons, including a desire to reduce discretionary spending or a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience, or subscriber service issues are not satisfactorily resolved. Subscribers may choose to cancel their subscription at any time prior to the renewal date. When we add subscribers as rapidly as we have in the first three quarters of 2010, the rate of subscriber cancellation, or churn, may also increase as it did beginning in the second quarter of 2010 with churn rising from 3.3% in the first quarter of 2010 to 4.3% in the second quarter of 2010 and 4.0% in the third quarter of 2010. If we are unable to attract new subscribers in numbers greater than our subscriber churn, our subscriber base will decrease and our business, financial condition and results of operations will be adversely affected.
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
A majority of our subscribers has annual subscriptions. At any point in time, however, the majority of new subscribers generally signs up for monthly subscriptions and may or may not choose to renew. We generally experience higher rates of churn for monthly subscribers than for annual subscribers. As of September 30, 2010, the percentage of overall subscribers that are monthly subscribers had increased as compared to September 30, 2009. If this trend continues, more of our revenue would become dependent on monthly renewals, and we would likely have higher churn. We continually evaluate the types of subscriptions that are most appropriate for us and our subscribers. As we make these evaluations, we may more aggressively market subscriptions that are shorter than our annual subscriptions. Any material change in our mix of subscription duration could have a significant impact on our revenue and churn.
Additionally, the largely annual commitments of our subscribers enhance our near-term visibility on our revenues, which we believe enables us to more effectively manage the growth of our business and provide working capital benefits. A shift in subscriber mix towards more monthly subscriptions may result in diminished visibility with respect to forecasting revenue, which could make it more difficult to manage our growth and effectively budget future working capital requirements.
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
Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures and the continued success of television programming related to family history. We use a diverse mix of online and offline performance-based and fixed-cost marketing and advertising programs to promote our products and services, and we periodically adjust our mix of marketing and advertising programs to reflect our television demographic. We have recently experienced price increases in some of our marketing and advertising channels. Significant increases in the pricing of one or more of our marketing and advertising channels would increase our marketing and advertising expense or cause us to choose less expensive but potentially less effective marketing and advertising channels. As we implement new marketing and advertising strategies, we have expanded into television advertising, which may have significantly higher costs than other channels and which could adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, such as NBC in future seasons of “Who Do You Think You Are?” which could increase our operating expenses. We have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, as in the case of television programming, and our marketing and advertising expenditures may not continue to result in increased revenue or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer.

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
We purchased product integration in the television show “Who Do You Think You Are?” in the United States, which originally premiered in March 2010. Although the original airing of this series, together with our increased television advertising, caused increased interest in our core business that resulted in a greater number of subscribers, we cannot guarantee that the show will have a long-term favorable effect on our net income. NBC has announced a second season of “Who Do You Think You Are?” and we again have purchased product integration, but we cannot guarantee that the second season of the show will in fact air or have the same effect on our business. If we do not receive lasting benefits from these and future shows, or if the show is poorly received or cancelled, it could have a negative effect on our business or our stock price.
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
In addition, substantially all of our revenues are from subscribers in the United States, the United Kingdom, and to a lesser extent, Canada and Australia. Consequently, a decrease of interest in and demand for online family history services in these countries could have a disproportionately greater impact on us than if our geographical mix of revenue was less concentrated.
Challenges in acquiring historical content and making it available online could adversely affect our ability to retain and expand our subscriber base, and therefore adversely affect our business, financial condition and results of operations.
In order to retain and expand our subscriber base, both domestically and internationally, we must continue to expend significant resources to acquire significant amounts of additional historical content, digitize it and make it available to our subscribers online. We face legal, logistical, cultural and commercial challenges in acquiring new content. Relevant governmental records may be widely dispersed and held at a national, state or local level.

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
We depend in part upon third party licenses for some of our historical content, and a loss of these licenses, or disputes regarding royalties under these licenses, could adversely affect our ability to retain and expand our subscriber base, and therefore adversely affect our revenues, financial condition and results of operations.
Though we own or license most of the images in our databases, in some cases on a non-exclusive basis, we acquire a portion of our content pursuant to ongoing license agreements. Some of these agreements have finite terms and we may not be able to renew the agreements on terms that are advantageous to us or at all. For example, we license a significant amount of our United Kingdom content from the United Kingdom National Archives under several license agreements that generally have ten year terms, with varying automatic extension periods. These agreements with the United Kingdom National Archives generally have initial expiration dates from 2012 to 2026. The agreements are generally terminable by either party for breach by the other party and by the United Kingdom National Archives upon our insolvency or bankruptcy. Some of these agreements permit the United Kingdom National Archives to terminate these licenses if we undergo a change of control.
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
Digitizing and indexing new historical content can take a significant amount of time and expense and we generally incur the expenses related to such content significantly in advance of the time we can make it available to our subscribers. We have invested approximately $95 million in content to date and expect to continue to spend significant resources on content. Increases in the cost or time required to digitize and index new content could harm our financial results. Currently, two transcription vendors perform substantially all of our data transcription as measured by cost. We do not have long-term contracts with any of our transcription vendors. If we were to replace one of these transcription vendors for any reason, we would be required to provide extensive training to the new vendor, which could delay our ability to make our new content available to our subscribers, and our relationships with the new transcription vendors may be on financial or other terms less favorable to us than our existing arrangements. Our inability to maintain or acquire content or to make new content available online in a timely and cost-effective manner would have an adverse effect on our business, financial condition and results of operations.
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
Ancestry.com and our similar international Web sites face competition from:
•	FamilySearch, and its Web site FamilySearch.org, a genealogy organization that is part of The Church of Jesus Christ of Latter-day Saints. FamilySearch has an extensive collection of paper and microfilm records. FamilySearch has digitized a large quantity of these records and has published them online at FamilySearch.org, where it makes them available to the public for free and through thousands of family history centers located throughout the world. FamilySearch is a well funded organization and is undertaking a massive digitization project to bring most of its collection online.

•	Commercial entities, including online genealogical research services, library content distributors, search engines and portals, retailers of books and software related to genealogical research and family tree creation and family history oriented social networking Web sites.

•	Non-profit entities and organizations, genealogical societies, governments and agencies that may make vital statistics or other records available to the public for free.
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
Our failure to attract, integrate and retain highly qualified personnel in the future could harm our business.
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

Businesses or technologies we acquire could prove difficult to integrate, disrupt our ongoing business, dilute stockholder value or have an adverse effect on our results of operations.
As part of our business strategy, we may engage in acquisitions of businesses or technologies to augment our organic or internal growth, as we did in July 2010, when we acquired Genline, in August 2010 when we acquired ProGenealogists. and in October 2010 when we acquired iArchives. While we have engaged in some acquisitions in the past, we do not have extensive experience with integrating and managing acquired businesses or assets. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any recent or future acquisition could involve numerous risks including:
•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the operations and products of the acquired business;

•	use of cash to fund the acquisition or for unanticipated expenses;

•	limited market experience in new businesses;

•	exposure to unknown liabilities, including litigation against the companies we acquire;

•	additional costs due to differences in culture, geographical locations and duplication of key talent;

•	acquisition-related accounting charges affecting our balance sheet and operations;

•	difficulty integrating the financial reports of the acquired business in our consolidated financial statements and implementing our internal controls in the acquired business;

•	potential impairment of goodwill;

•	dilution to our current stockholders from the issuance of equity securities; and

•	potential loss of key employees or customers of the acquired company.
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
In addition to our United States and United Kingdom Web sites, since 2006, we have launched Web sites directed at Canada, Australia, Sweden, Germany, France, Italy and China and launched our global Mundia.com Web site. As of September 30, 2010, approximately 31% of subscribers to our Ancestry.com Web sites, and, for the nine months ended September 30, 2010, approximately 24% of our revenues from subscribers, were from locations outside the United States. In addition, in July 2010, we acquired the owner and operator of the Swedish family history Web site, Genline.se. We anticipate that our continuing international expansion will continue to entail increased marketing and advertising of our products, services and brands, and the development of localized Web sites throughout our geographical markets. We may not succeed in these efforts and achieve our subscriber acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different, and we may use business models that are different from our traditional subscription model that provides company-acquired content to subscribers. Our revenues from new foreign markets may not exceed the costs of acquiring, establishing, marketing and maintaining international offerings, and therefore may not be profitable on a sustained basis, if at all. We will be subject to many of the risks of doing business internationally, including the following:

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
We believe that maintaining and enhancing our Ancestry.com brand is critical to our success. We believe that the importance of brand recognition and loyalty will only increase in light of increasing competition in our markets. We plan to continue to promote our brands, both domestically and internationally, but there is no guarantee that our selected strategies will increase the favorable recognition of our brands. Some of our existing and potential competitors, including search engines, media companies and government and religious institutions have well-established brands with greater brand recognition than we have. Additionally, from time to time, our subscribers express dissatisfaction with our service, including, among other things, dissatisfaction with our auto-renewal and other billing policies, our handling of personal data and the way our services operate. To the extent that dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers may be adversely affected. In addition, even if our brand recognition and loyalty increases, this may not result in increased use of our products and services or higher revenues. Many of our subscribers are passionate about family history research, and many of these subscribers participate in blogs on this topic both on our Web sites and elsewhere. If actions we take or changes we make to our products upset these subscribers, their blogging could negatively affect our brand and reputation.
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
Our business is rapidly changing. To remain competitive, we must continue to provide relevant content and enhance and improve the functionality and features of our products and services. If we fail to do so, or if competitors introduce new solutions embodying new technologies, our existing products and services may become obsolete. Our future success will depend, among other things, on our ability to:
•	anticipate demand for new products and services;

•	enhance our existing solutions, capacity and processing speed; and

•	respond to technological advances on a cost-effective and timely basis.
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
Our operating results depend on numerous factors and may fluctuate from period to period, which could make them difficult to predict.
Our quarterly and annual operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:
•	our ability to retain existing subscribers and attract new subscribers;

•	the mix of annual and monthly subscribers at any given time and the mix of packages to which they subscribe;

•	the success and timing of television programming relating to family history and its impact on our market and our marketing expenditures;

•	timing and amount of costs of new and existing marketing and advertising efforts;

•	timing and amount of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, including content acquisition and international expansion costs;

•	the cost and timing of the development and introduction of new product and service offerings by us or our competitors;

•	downward pressure on the pricing of our subscriptions;

•	system failures, security breaches or Web site downtime;

•	fluctuations in the usage of our Web sites; and

•	fluctuations in foreign currency exchange rates.
For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance and our revenue and operating results in the future may differ materially from the expectations of management or investors.
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

Our new credit facility contains a number of financial and operating covenants which could limit our flexibility in operating our business.
Our new credit facility contains a number of financial and operating covenants that could limit our flexibility in operating our business, including a covenant to maintain a specified ratio of a measure of certain indebtedness to a measure of EBITDA (as EBITDA is defined in the new credit facility) and a covenant to maintain a specified ratio of a measure of EBITDA to a measure of fixed charges.
To date, we have not drawn any funds under the new credit facility. Our future indebtedness could:
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
Our obligations under the new credit facility are secured by collateral, which includes substantially all of our assets, including our intellectual property. If we draw funds under the new credit facility and we are not able to satisfy our obligations under the new credit facility, the creditors could exercise their rights under the new credit facility, which include taking control of the collateral, including our intellectual property, which would have a material adverse effect on our business. In addition, we cannot assure you that our lenders will have sufficient liquidity to forward funds to us if and when we try to draw funds under the new credit facility.
Our revenues may be adversely affected if we are required to charge sales taxes in additional jurisdictions and/or other taxes for our products and services.
We collect or have imposed upon us sales or other taxes related to the products and services we sell in certain states and other jurisdictions. Additional states or one or more countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future or states or jurisdictions in which we already pay tax may increase the amount of taxes we are required to pay. A successful assertion by any country, state or other jurisdiction in which we do business that we should be collecting sales or other taxes on the sale of our products and services could, among other things, create significant administrative burdens for us, result in substantial tax liabilities for past sales, discourage registered users from purchasing from us or otherwise substantially harm our business and results of operations.
We face risk associated with currency exchange rate fluctuations, which could adversely affect our operating results.
For the nine month period ended September 30, 2010, approximately 21% of our total revenues were received, and approximately 8% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Canadian dollar and the Australian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our results of operations. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. We are also exposed to exchange rate risk with respect to our profits earned in foreign currency. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.
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
The loss of one or more of our key personnel could harm our business.
We depend on the continued service and performance of our key personnel, including Timothy Sullivan, our President and Chief Executive Officer. We do not maintain key man insurance on any of our officers or key employees. We also do not have long-term employment agreements with any of our officers or key employees. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, product development or technology personnel could disrupt our operations and have an adverse effect on our ability to grow our business.
We are subject to additional regulatory compliance matters as a result of becoming a public company, which compliance includes Section 404 of the Sarbanes-Oxley Act of 2002, and our management has limited experience managing a public company. Failure to comply with these regulatory matters could harm our business.
In November 2009, we became a public company and have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our management team and other personnel are devoting a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, and we may not successfully or efficiently manage this transition. Rules and regulations such as the Sarbanes-Oxley Act of 2002 may continue to increase our legal and finance compliance costs and make some activities more time-consuming than in the past. Furthermore, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2010. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective, we could be subject to sanctions or investigations by The Nasdaq Stock Market, SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Furthermore, whether or not we comply with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement necessary procedures or changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control over financial reporting from our independent registered public accounting firm. We continually seek to identify, assess, monitor, mitigate and manage risk in our business. As we assess strategic, operational, financial, and legal risks on a regular basis, we may discover additional risks of which we are not currently aware, any of which could have a material adverse effect on our business, financial condition and results of operations. While we currently have a sufficient number of independent board members to assign to committees to meet the listing standards of The Nasdaq Stock Market, we require these directors to serve on multiple committees to achieve compliance. Although we plan to seek additional independent board members, our failure to attract such individuals could impose undue strain on our current independent directors.
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
Expenses or liabilities resulting from litigation could adversely affect our results of operations and financial condition.
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
Our future success and competitive position depend in part on our ability to protect our proprietary technologies and intellectual property. We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary technologies and intellectual property. In the United States, we currently have several patents issued, and we have a number of patents pending relating to digitization, indexing, storage, correlation, search and display of content. Ancestry.com, myfamily.com and Family Tree Maker are among our registered trademarks. In addition, in the United States, we have filed various trademark applications for each of our products and services and for aspects of our technologies, and we have also filed numerous trademark applications in certain foreign countries for the Ancestry, Ancestry.com and Mundia trademarks, many of which have proceeded to registration. Many of our trademarks contain words or terms having a somewhat common usage and, as a result, we may have difficulty registering them in certain jurisdictions. We also possess intellectual property rights in aspects of our digital content, search technology, software products and digitization and indexing processes. However, our digital content is not protected by any registered copyrights or other registered intellectual property or statutory rights. Rather, our digital content is protected by user agreements that limit access to and use of our data, and by our proprietary indexing and search technology that we apply to make our digital content searchable. Compliance with use restrictions is difficult to monitor, and our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.

There can be no assurance that the steps we take will be adequate to protect our technologies and intellectual property, that our patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not develop or patent similar or superior technologies, products or services, or that our patents, trademarks and other intellectual property will not be challenged, invalidated or circumvented by others. Furthermore, the intellectual property laws of other countries at which our Web sites are or may be in the future be directed may not protect our products and intellectual property rights to the same extent as the laws of the United States. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, both in the United States and in other countries. In addition, third parties may knowingly or unknowingly infringe our patents, trademarks and other intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights. Any such litigation could be very costly and could divert management attention and resources. If the protection of our technologies and intellectual property is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our subscription services and methods of operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.
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
Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our Web sites, content indexes, and marketing and advertising activities.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. For example, our board of directors has the authority to issue up to five million shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock. Our certificate of incorporation requires that any action to be taken by stockholders must be taken at a duly called meeting of stockholders, which may only be called by our board of directors, the chairperson of our board of directors or the chief executive officer, with the concurrence of a majority of our board of directors, and may not be taken by written consent. Our bylaws also require that any stockholder proposals or nominations for election to our board of directors meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations. In addition, we have a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change membership of a majority of our board of directors.
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
The market price of shares of our common stock could be subject to wide fluctuations in response to many risks listed herein and others beyond our control, including:
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
Our stock price may be affected by coverage by securities analysts.
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
As of September 30, 2010, Spectrum Equity Investors V, L.P. and certain of its affiliates beneficially owned in the aggregate shares representing approximately 52% of our outstanding voting power. Two persons associated with Spectrum Equity Investors V, L.P. currently serve on our board of directors. As a result, Spectrum Equity Investors V, L.P. and certain of its affiliates effectively control all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of Spectrum Equity Investors V, L.P. and certain of its affiliates may not always coincide with the interests of the other holders of our common stock.
We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our common stock and do not intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to finance our growth or our share repurchase program. In addition, the provisions of our credit facility prohibit us from paying cash dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.
Substantial sales of our common stock by our stockholders, including sales pursuant to 10b5-1 plans, could depress our stock price regardless of our operating results.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could reduce the prevailing market prices for our common stock. On November 10, 2009 we completed our initial public offering of approximately 7.4 million shares of common stock on The Nasdaq Global Select Market. As of September 30, 2010, we had approximately 44.4 million shares of common stock outstanding along with vested and exercisable options to purchase approximately 5.7 million shares of common stock. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as is common stock issuable under vested and exercisable stock options. If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, including sales pursuant to Rule 10b5-1 plans, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 4, 2009, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-160986) for our initial public offering. During the third quarter of 2010, we made payments totaling $76.2 million on our credit facility with CIT Lending Services Corporation, as Administrative Agent, and certain other financial institutions. Since our initial public offering, we have made aggregate payments of $114.7 million on our credit facility. In addition, we used $8.1 million in the third quarter of 2010 to acquire two businesses. These payments were made with cash on hand, including the net proceeds from our initial public offering and exceed the net offering proceeds from our initial public offering of $47.8 million after estimated expenses.

Item 6. Exhibits

Exhibit
Number	Exhibit Description
4.1	Registration Rights Agreement, dated October 20, 2010, among Ancestry.com Inc., Century Capital Partners II, L.P., Canopy Ventures I, L.P. and certain other stockholders of iArchives, Inc.
4.2	Amendment No. 1, dated October 28, 2010, among Ancestry.com Inc., formerly known as Generations Holding, Inc., and certain Spectrum Group Stockholders to the Registration Rights Agreement, by and among Generations Holding, Inc., certain Spectrum Group Stockholders and certain Other Stockholders, dated December 5, 2007.
10.1	Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and other lender parties thereto.
10.2	Employment Offer Letter by and between Joshua Hanna and Ancestry.com Inc., dated July 22, 2010.
10.3	Amendment No. 1, dated July 22, 2010, to Offer Letter by and between Timothy Sullivan and Ancestry.com Inc., dated July 20, 2009.
10.4	Amendment No. 1, dated July 22, 2010, to Offer Letter by and between Howard Hochhauser and Ancestry.com Inc., dated July 20, 2009.
10.5	Amendment No. 1, dated July 22, 2010, to Offer Letter by and between David H. Rinn and Ancestry.com Inc., dated July 20, 2009.
10.6	Amendment No. 1, dated July 22, 2010, to Offer Letter by and between William Stern and Ancestry.com Inc., dated June 29, 2009.
10.7	Amendment No. 1, dated July 22, 2010, to Offer Letter by and between Christopher Tracy and Ancestry.com Inc., dated July 20, 2009.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancestry.com Inc.
Dated: November 2, 2010	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: November 2, 2010	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
4.1	Registration Rights Agreement, dated October 20, 2010, among Ancestry.com Inc., Century Capital Partners II, L.P., Canopy Ventures I, L.P. and certain other stockholders of iArchives, Inc.
4.2	Amendment No. 1, dated October 28, 2010, among Ancestry.com Inc., formerly known as Generations Holding, Inc., and certain Spectrum Group Stockholders to the Registration Rights Agreement, by and among Generations Holding, Inc., certain Spectrum Group Stockholders and certain Other Stockholders, dated December 5, 2007.
10.1	Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and other lender parties thereto.
10.2	Employment Offer Letter by and between Joshua Hanna and Ancestry.com Inc., dated July 22, 2010.
10.3	Amendment No. 1, dated July 22, 2010, to Offer Letter by and between Timothy Sullivan and Ancestry.com Inc., dated July 20, 2009.
10.4	Amendment No. 1, dated July 22, 2010, to Offer Letter by and between Howard Hochhauser and Ancestry.com Inc., dated July 20, 2009.
10.5	Amendment No. 1, dated July 22, 2010, to Offer Letter by and between David H. Rinn and Ancestry.com Inc., dated July 20, 2009.
10.6	Amendment No. 1, dated July 22, 2010, to Offer Letter by and between William Stern and Ancestry.com Inc., dated June 29, 2009.
10.7	Amendment No. 1, dated July 22, 2010, to Offer Letter by and between Christopher Tracy and Ancestry.com Inc., dated July 20, 2009.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.