Form 10-K
period 2010-12-31
Ancestry.com Inc.
filed 2011-03-08
CIK 1469433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010, computed by reference to the number of shares outstanding and using the price at which the stock was last sold, was $351,165,296.
As of March 3, 2011, there were 45,482,947 shares of the registrant’s common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

Ancestry.com, Inc.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K (the “Annual Report”), including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the documents incorporated by reference into this Annual Report contain forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “continue,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report include statements about:
•	our future financial performance, including our revenues, cost of revenues, operating expenses and ability to sustain profitability;

•	our rate of revenue and expense growth;

•	the pool of our potential subscribers;

•	our ability to attract and retain subscribers;

•	our ability to manage growth;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	our ability to enhance the subscribers’ experience and provide value;

•	our success with respect to any future or recent acquisitions;

•	our international expansion plans;

•	our ability to adequately manage costs and control margins and trends;

•	our investments in technology and the success of our promotional programs and new products;

•	our development of brand awareness;

•	our ability to retain and hire necessary employees;

•	our competitive position;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	the seasonality of our business;

•	the impact of external market forces;

•	the impact of claims or litigation; and

•	the impact of potential legislation on privacy, subscription renewal or other aspects of our business.
Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, which statements speak only as of the date of this Annual Report. These important factors include those that we discuss in this Annual Report under the caption “Risk Factors” and elsewhere. You should read these factors and the other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All subsequent written or spoken forward- looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Terminology
In this Annual Report, we use the terms subscriber, registered user, Ancestry.com Web sites, record and database.
A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our Ancestry.com Web sites, and a registered user is a person who has registered on one of our Ancestry.com Web sites and includes subscribers. Our operations consist primarily of our flagship Web site Ancestry.com, which is a part of a global family of Web sites that includes Ancestry.co.uk, Ancestry.com.au, Ancestry.ca, Ancestry.de, Ancestry.fr, Ancestry.se and Ancestry.it. We refer to these Web sites collectively as the Ancestry.com Web sites.
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
Overview
Ancestry.com is the world’s largest online family history resource, with nearly 1.4 million paying subscribers around the world as of December 31, 2010. We have been a leader in the family history market for over 20 years and have helped pioneer the market for online family history research. We believe that most people have a fundamental desire to understand who they are and from where they came, and that anyone interested in discovering, preserving and sharing their family history is a potential user of Ancestry.com. We strive to make our service valuable to individuals ranging from the most committed family historians to those taking their first steps towards satisfying their curiosity about their family stories.
The foundation of our service is an extensive collection of billions of historical records that we have digitized, indexed and put online over the past 14 years. We have developed and acquired efficient and proprietary systems for digitizing handwritten historical documents, and have established relationships with national, state and local government archives, historical societies, religious institutions and private collectors of historical content around the world. Our subscribers use our proprietary online platform, extensive digital historical record collection, and easy-to-use technology to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories.
As of December 31, 2010, our registered users have created over 20 million family trees containing over two billion profiles. Our online community is a large and growing source of user-generated content uniquely focused on family history. Members of our online community have uploaded and attached to their trees a combination of more than 50 million photographs, scanned documents and written stories. This growing pool of user-generated content adds color and context to the family histories assembled from the digitized historical documents found on Ancestry.com Web sites. Our registered users also have attached to their trees more than 800 million records, a process that is helping further organize this collection by associating specific records with people in family trees.
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
We believe we provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web sites with new tools and features and enabling greater collaboration among our users through the growth of our global community. Our revenues have increased from $150.6 million in 2006 to $300.9 million in 2010, a compound annual growth rate of 18.9%. The compound annual growth rate of revenues from our Ancestry.com Web sites from 2006 to 2010 was approximately 22%.

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
We believe our previous investments in technology and content have provided a foundation for a scalable business model that will help us to increase our margins over the long term and effectively manage our costs while growing our business. However, we expect to continue to devote substantial resources and funds to improving our technologies and service offerings and acquiring new and relevant content, and also to expanding awareness of our brand and category through marketing, which may reduce our margins in the near term.
Ancestry.com Web sites
Ancestry.com. On Ancestry.com in the United States, subscribers can efficiently search through birth, marriage and death records, census records, immigration documents, photographs, maps, military records, personal narratives and newspapers. Our collection includes the digitized United States Federal Census available from 1790 to 1930 and immigration records, such as passenger lists from ships arriving at United States ports from 1820 to 1960, including Ellis Island. Our subscribers can also access a growing collection of specialized genealogical records covering a wide range of historical and cultural subject areas. In addition, subscribers to Ancestry.com have access to a global collection of records from the United Kingdom, Canada, Australia, Sweden, Germany, France, Italy and China.
Subscribers can search company-acquired and user-generated content and attach relevant records from our content collections to individuals in their family trees. Registered users who are not subscribers can create free family trees online, can upload family photos, stories and documents to their tree, and will receive hints to relevant records from our content collections. Users have made over 85% of the trees on Ancestry.com available to other users, along with associated user-generated content, offering many subscribers a substantial head start in their family history research by allowing them to review information collected by registered users with common ancestry.
We offer two subscription packages on Ancestry.com, U.S. Deluxe and World Deluxe, and subscribers primarily choose annual or monthly subscription periods. Subscribers to our U.S. Deluxe package gain unlimited access to the complete United States collection of records, including the ability to view images of original records. They also can communicate and collaborate with other members of the subscriber network. Our World Deluxe plan includes unlimited access to all of the content on our Ancestry.com Web sites, including the content from our U.S. Deluxe plan plus our global collection of records.
We offer new registered users a 14-day free trial. We charge a subscriber the full period subscription amount at the beginning of each subscription period. All subscriptions renew automatically unless cancelled, which can be done easily online or by telephone. Our primary United States pricing plans are:

Product	Monthly	Annual

U.S. Deluxe	$19.95/month	$155.40/year
World Deluxe	$29.95/month	$299.40/year
International Ancestry.com Web sites. Generally, our international Ancestry.com Web sites are modeled on our United States Ancestry.com Web site and offer similar services in the local market language, including family tree creation, collections of digitized historical records obtained from local market archival sources, as well as user-generated content. We currently operate country-specific Ancestry.com Web sites for eight countries, in addition to the United States — the United Kingdom, Canada, Australia, Sweden, Germany, France and Italy. We offer country-specific subscriptions, tailored to the local market, and World Deluxe subscriptions on each of our international Ancestry.com Web sites.
Other Products and Web sites
Family Tree Maker. Family Tree Maker is the leading family history desktop software on the market, with over 1.7 million units distributed since 2004. Most Family Tree Maker versions include a limited subscription to the Ancestry.com Web site. Family Tree Maker is sold on Ancestry.com and other retail Web sites, in retail stores and on Apple’s Mac App Store.
Ancestry.com DNA. We sell DNA testing kits that help people learn more about their family history and ancient ancestry. The Paternal Lineage Test (Y-chromosome) matches a test-taker with genetic relatives who share a common paternal ancestor. The Maternal Lineage Test (mitochondrial DNA) provides information about maternal ancestral origins.

Footnote.com. We acquired iArchives, the owner and operator of Footnote.com, in October 2010. Footnote.com is our Web site specializing in documents related to American history, including the largest online repository of Civil War records. Access to these records is provided on an annual or monthly subscription basis.
ProGenealogists. ProGenealogists, which we acquired in August 2010, is our professional genealogy subsidiary that offers customers dedicated, personal support for their family history research. These services range from record searches to the preparation of comprehensive family histories. Clients typically pay a per-hour rate for these services. In addition, ProGenealogists conducts research that supports Ancestry’s marketing and public relations initiatives.
Mundia.com. Mundia.com is our global, multi-language family history networking service intended for markets in which we do not have a local presence. Mundia.com is designed to enable customers to efficiently collaborate and share family history content with others having common family histories and interests. While membership is currently free, we may initiate a lower-priced fee-based membership structure in the future.
Other Sites. RootsWeb.com is a free genealogy community on the Internet. Genealogy.com is a legacy service that offers a collection of family and local histories, vital records content and military records, most of which are also available on Ancestry.com. Myfamily.com is a family networking service that provides families with a safe and secure “home on the Web” where they can share photos, videos, stories, news, calendars and family history insights. Jiapu.com is our Chinese Web site focused on family networking and ancestral family history. In July 2010, we acquired Genline AB, the owner and operator of Genline.se, a Swedish family history Web site that contains a collection of more than 26 million Swedish church records dating back to the 1600s.
Subscribers
Our subscribers range from the most committed family historians to those taking their first steps towards satisfying a simple curiosity about their family story, and we seek to make our service valuable to both groups. As of December 31, 2010, we had nearly 1.4 million subscribers, approximately two-thirds of whom reside in the United States.
Marketing and Advertising
Our marketing efforts are focused on three primary goals: promoting our brand and acquisition of new subscribers; retention of existing subscribers; and conversion of registered users to subscribers.
Brand Marketing and Subscriber Acquisition. We pursue a multi-channel brand marketing and subscriber acquisition program that includes television advertising, online display advertising, paid search, search-engine optimization, a broad affiliate network and public relations. Through our advertising, we seek to increase brand and category awareness and to attract new subscribers. We actively manage our media mix in order to maximize the efficiency of our marketing investment. As part of our marketing efforts, we have again purchased product integration in a United States version of the successful BBC series “Who Do You Think You Are?” that features American celebrities. This program originally premiered on NBC primetime television in the United States in March 2010, and the second season of “Who Do You Think You Are?” began airing in February 2011. We believe that the program will continue to help increase awareness of the family history category and our brand. We can provide no assurance that the show will not be cancelled mid-season or that NBC will air future seasons of the show, and that we will continue to participate. If the show were cancelled, it could also delay, reduce or eliminate various expenses that we currently anticipate incurring in connection with the show, but may result in the loss of potential subscribers and revenues.
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
Search, Family Tree and Collaboration Technologies
We have applied substantial resources to develop and maintain proprietary technologies designed to provide a rewarding experience and compelling value proposition to our subscribers. Our technology platform allows our subscribers to access our content collections, build family trees, collaborate with other members of our community and share their discoveries with friends and relatives. We believe our technologies provide us with a significant competitive advantage and we intend to continue developing and enhancing these proprietary technologies.
Vertical Search Engine. Historical documents can be difficult to search effectively using traditional search engines because of variations in names, changes in geographic boundaries and other factors. Our proprietary vertical search engine provides an innovative, technology-driven solution to the challenges created by the inherent difficulty of searching historical content. The technology of our vertical search engine allows our subscribers to successfully search our many collections for content that they otherwise might not have located.

Record Hinting. Our proprietary record hinting technology performs a real-time algorithmic analysis of a user’s family tree and then suggests new records and other family trees that might match the user’s. We believe that these personalized “hints” can accelerate our subscribers’ research, thereby making their experience more rewarding.
Sharing and Collaboration. We view sharing, collaboration and family history networking as a key addition to the value proposition that we deliver to our subscribers. We have released a new iPad app, available for free at the iTunes App Store, which enables customers to share and update family trees, photos and records. As our subscriber base grows, we believe our subscribers will benefit from enhanced collaboration opportunities driven by a growing network effect and new product features.
Content Process and Technologies
Company Content Acquisition. We have spent approximately $110 million on content through December 31, 2010 by acquiring, digitizing and indexing hundreds of millions of documents and through business acquisitions. We have built long-term relationships with archival and other content partners, such as the United States National Archives and Records Administration and The National Archives of the United Kingdom. We believe our content collections and relationships provide us with a significant competitive advantage, and we plan to continue to acquire new content and build new relationships on an ongoing basis to offer our subscribers additional historical records for their research. We own most of the images in our databases, in some cases on a non-exclusive basis, though we generally do not own the underlying original historical documents. We also obtain a portion of our content pursuant to ongoing licensing agreements, primarily in the United Kingdom, some of which have finite terms. We license a significant amount of our United Kingdom content from the United Kingdom National Archives under several license agreements that generally have ten year terms, with varying automatic extension periods. These agreements with the United Kingdom National Archives generally have initial expiration dates from 2012 to 2026. The agreements are generally terminable by either party for breach by the other party and by the United Kingdom National Archives upon our insolvency or bankruptcy. Some of these agreements permit the United Kingdom National Archives to terminate these licenses if we undergo a change of control.
Digitization. Working with historical documents is challenging because many source documents are handwritten or damaged, and many microfilm images are of poor quality. We have developed proprietary technologies and processes that have allowed us to efficiently handle and digitize hundreds of millions of documents that vary significantly in format and quality. We digitize content in our headquarters in Provo, Utah, in the Washington, D.C. area, in London, England and in approximately 20 distributed locations around the world.
Indexing. We have invested significant resources in the indexing of records to make our content collection much more accessible and searchable for our subscribers. We outsource a significant portion of our indexing projects to vendors to transcribe handwritten documents to create indexes. We generally own the indexes that our vendors create.
User-Generated Content. Our registered users are a meaningful source of content on our Web sites. Individuals often have significant family records, information, photographs and stories that are of interest to others with common family history. Uploading these records not only preserves them from damage or destruction, but also makes them sharable and accessible globally to other Ancestry.com subscribers. The publicly-shared family trees on our Web site can offer many subscribers a head start in their family history research.
Operations
Web Sites and Technology Operations. Our Ancestry.com Web sites are hosted on hardware and software co-located at a third-party facility in Salt Lake City, Utah. We have established a disaster recovery facility located at a third-party facility in Denver, Colorado. We have designed our Web sites to be highly available, secure and cost-effective using a variety of proprietary software, freely available and commercially supported tools. We can scale to accommodate increasing numbers of subscribers by adding relatively inexpensive industry-standard hardware. We use encryption technologies and certificates for secure transmission of personal information between subscribers and our Web sites. Maintaining the integrity and security of our Web sites is critical and we have a dedicated security team that promotes industry best practices and drives compliance with data security standards.
We devote a substantial portion of our resources to developing new technologies and features and improving core technologies. As of December 31, 2010, approximately 35% of our full-time employees were devoted to our technologies, including product development, Web and development operations and information systems.
Subscriber Services. Our subscriber services team seeks to ensure that our existing subscribers gain maximum value from their subscriptions across our Ancestry.com Web sites and that non-subscribers find any assistance they need to become subscribers. Subscriber services representatives make “welcome calls” to Ancestry.com free trial subscribers, provide assistance via telephone and email support, answer questions about the Web sites, and help subscribers with their research. We operate subscriber services from our Provo, Utah headquarters to ensure that our representatives are integrated with the business and our programs.

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
Ancestry.com and our similar international Web sites face competition from:
•	FamilySearch, and its Web site FamilySearch.org, a genealogy organization that is part of The Church of Jesus Christ of Latter-day Saints. FamilySearch has an extensive collection of paper and microfilm records. FamilySearch has digitized a large quantity of these records and has published them online at FamilySearch.org, where it makes them available to the public for free and through thousands of family history centers located throughout the world. FamilySearch is a well funded organization and is undertaking a large-scale digitization project to make its collection available online. FamilySearch could partner with commercial entities to broaden the distribution of its records.

•	Commercial entities, including online genealogical research services, library content distributors, search engines and portals, retailers of books and software related to genealogical research and family tree creation and family history oriented social networking Web sites.

•	Non-profit entities and organizations, genealogical societies, governments and agencies that may make vital statistics or other records available to the public for free or that partner with commercial entities to make their records widely-available. For example, Yad Vashem, a Jerusalem-based archive devoted to the documentation, research, education and commemoration of the Holocaust, has recently partnered with Google to facilitate free online access to the world’s largest historical collection on the Holocaust.
We expect our competition to grow, both through industry consolidation and the emergence of new participants. Our future competitors may include other Internet-based and offline businesses, governments and other entities. The market for Internet-based services evolves at a very rapid pace and our competitors may offer products and services that are superior to any of our products and services. In addition, Internet business models are constantly changing. The online family history market could move to an advertising-supported model to the detriment of our subscription-based model. Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms, than we do. Additionally, our competitors may more easily obtain relevant records in domestic and international markets or offer new categories of content, products or services before us, or at lower prices, which may give them a competitive advantage in attracting subscribers. To compete effectively, we may need to expend significant resources on content acquisition, technology or marketing and advertising, which could reduce our margins and have a material adverse effect on our business, financial condition and results of operations. We currently plan to distinguish ourselves from our competitors on the basis of our proprietary technologies, access to content and the depth of our subscriber community.
Intellectual Property
To protect our proprietary content and intellectual property, we rely on trademark, copyright, patent and trade secret protection laws and on contractual agreements with third parties. In the United States, we currently have several patents issued, and we have a number of patents pending relating to digitization, indexing, storage, correlation, search and display of content. Ancestry.com, iArchives and Family Tree Maker are among our registered trademarks. In addition, in the United States, we have filed various trademark applications for each of our products and services and for aspects of our technologies, and we have also filed numerous trademark applications in certain foreign countries for the Ancestry, Ancestry.com and Mundia trademarks, many of which have proceeded to registration. Many of our trademarks contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Because of this concern, we have elected not to file applications with respect to certain of our trademarks, and some of our trademarks for which we have filed applications may not be protectable. In the United States, we currently have a number of patents and patents pending relating to various aspects of our business. We intend to pursue patent coverage in additional countries to the extent we believe such coverage is appropriate and cost-efficient. We cannot be certain that any of our pending or future applications will be granted. We rely primarily on trade secret and similar intellectual property laws to protect our search technology, software products and digitization and indexing processes. Protection of trade secret and other intellectual property rights can be uncertain, particularly outside the United States.

We also possess intellectual property rights in aspects of our digital content databases. However, our digital content databases are not protected by any registered copyrights or other registered intellectual property or statutory rights. Our digital content databases are protected by user agreements that limit access to and use of our data. However, compliance with use restrictions is difficult to monitor, and our proprietary rights in our digital content databases may be more difficult to enforce or protect than other forms of intellectual property rights.
Our employees, contractors and other third parties with which we work and who have access to our proprietary content and confidential information sign agreements that prohibit the unauthorized disclosure of our proprietary rights, information and technologies.
Employees
At December 31, 2010 and 2009, our full-time employee equivalents by functional area were as follows:

	At December 31,
	2010	2009
Web hosting and other fulfillment services	54	25
Technology and development	258	212
Marketing and advertising	70	62
General and administrative	111	104
Subscriber services	156	151
Digital processing services	146	105

Total	795	659
None of our employees is covered by a collective bargaining agreement, except for certain employees to the extent required by the laws of certain foreign jurisdictions. We have not experienced employment-related work stoppages and we consider our employee relations to be good.
Financial Information about Segments and Geographic Areas
We report our financial results as a single segment. For financial information about our segment and our geographic areas, please refer to Note 13 to the Consolidated Financial Statements included in this Annual Report.
Other Information
Our principal executive offices are located at 360 West 4800 North, Provo, UT 84604, and our telephone number at that address is (801) 705-7000. Our corporate Web site address is http://corporate.ancestry.com. The contents of our Web sites are not incorporated in, or otherwise to be regarded as part of, this Annual Report. We were originally incorporated in Utah in 1983 and reincorporated in Delaware in 1998.
We are a holding company, and substantially all of our operations are conducted by our wholly-owned subsidiaries. Except as specifically noted, references herein to “Ancestry.com,” the “company,” “we,” “our” and “us” refer to the operations of Ancestry.com Inc. and its consolidated subsidiaries.
Our investor relations Web site is located at http://ir.ancestry.com. We make available, free of charge, on our investor relations Web site under “Financials/SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the Securities and Exchange Commission (“SEC”).

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
Our revenues have grown rapidly, increasing from $150.6 million in 2006 to $300.9 million in 2010, representing a compound annual growth rate of 18.9%. We may not be able to sustain our recent growth rate in future periods and you should not rely on the revenue growth of these periods or any prior period or year as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings and acquiring new and relevant content, and also to expanding awareness of our brand and category through marketing, such as the increased advertising we have undertaken in connection with the television program “Who Do You Think You Are?,” which may reduce our margins in the near term. If our margins or our future growth resulting from our implementation of these strategies fail to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.
If we experience excessive rates of subscriber cancellation, or churn, our revenues and business may be harmed.
We must continually add new subscribers both to replace subscribers who choose to cancel their subscriptions and to grow our business beyond our current subscriber base. Subscribers choose to cancel their subscriptions for many reasons, including a desire to reduce discretionary spending or a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience, or subscriber service issues are not satisfactorily resolved. Subscribers may choose to cancel their subscription at any time prior to the renewal date. When we add subscribers as rapidly as we did in 2010, the rate of subscriber cancellation, or churn, may also increase as it did beginning in the second quarter of 2010 with churn rising from 3.3% in the first quarter of 2010 to 4.3% in the second quarter of 2010. Churn for the year ended December 31, 2010 was 3.9%, up slightly from churn of 3.8% for the year ended December 31, 2009. If we are unable to attract new subscribers in numbers greater than our subscriber churn, our subscriber base will decrease and our business, financial condition and results of operations may be adversely affected.
If our subscriber churn increases, we may be required to increase the rate at which we add new subscribers in order to maintain and grow our revenues. If excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing and advertising expenses than we currently anticipate to replace these subscribers with new subscribers. A significant increase in our subscriber churn may have an adverse effect on our business, financial condition and results of operations.
A change in our mix of subscription durations could have a significant impact on our revenue, churn and revenue visibility.
A majority of our subscribers has annual subscriptions. At any point in time, however, the majority of new subscribers generally signs up for monthly subscriptions and may or may not choose to renew. We generally experience higher rates of churn for monthly subscribers than for annual subscribers. As of December 31, 2010, the percentage of overall subscribers that are monthly subscribers had increased by 4 percentage points from 25% at December 31, 2009 to 29% at December 31, 2010. If this trend continues, more of our revenue would become dependent on monthly renewals, and we would likely have higher churn. We continually evaluate the types of subscriptions that are most appropriate for us and our subscribers. As we make these evaluations, we may more aggressively market subscriptions that are shorter than our annual subscriptions. Any material change in our mix of subscription duration could have a significant impact on our revenue and churn.

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
We recognize revenues from subscribers ratably over the term of their subscriptions. Given that annual subscriptions represent a majority of our subscriptions, a large portion of our revenues for each quarter reflects deferred revenue from subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in revenues in that quarter but will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns or upturns in subscriptions or market acceptance of our service, or changes in subscriber churn, may not fully impact our results of operations until future periods.
If our marketing and advertising efforts fail to generate additional revenues on a cost-effective basis, or if we are unable to manage our marketing and advertising expenses, it could harm our results of operations and growth.
Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures and the continued success of television programming related to family history. We use a diverse mix of fixed-cost and performance-based marketing and advertising programs to promote our products and services, and we periodically adjust our mix of marketing and advertising programs. We have recently experienced price increases in some of our marketing and advertising channels. Significant increases in the pricing of one or more of our marketing and advertising channels would increase our marketing and advertising expense or cause us to choose less expensive but potentially less effective marketing and advertising channels. As we implement new marketing and advertising strategies, we have expanded into television advertising, which may have significantly higher costs than other channels and which could adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, such as NBC in future seasons of “Who Do You Think You Are?” which could increase our operating expenses. We have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, as in the case of television programming, and our marketing and advertising expenditures may not continue to result in increased revenue or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer. In addition, our expanded marketing efforts may increase our subscriber acquisition cost, as additional expenses may not result in sufficient customer growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.
We have begun to distribute free software applications as part of our marketing efforts to retain and attract new subscribers. If service providers involved in the distribution of our free applications were to impose fees or commissions upon us in connection with the applications, with or without our consent, we may be forced to cease distributing the applications through the service providers, incur additional expense, or have limited information about our customers, which could adversely affect our financial condition and results of operations.
We cannot predict whether the television show “Who Do You Think You Are?” will continue to have an impact on our business in the future.
We purchased product integration in the television show “Who Do You Think You Are?” in the United States, which originally premiered in March 2010. Although the original airing of this series, together with our increased television advertising, caused increased interest in our core business that resulted in a greater number of subscribers, we cannot guarantee that the show will have a long-term favorable effect on our net income. NBC began airing the second season of “Who Do You Think You Are?” in February 2011, and we again have purchased product integration, but we can provide no assurance that the show will not be cancelled mid-season or have the same effect on our business as the first season. NBC recently announced that they have renewed “Who Do You Think You Are?” for a third season. We have not yet reached an agreement with NBC relating to our involvement in the third season. In addition, we cannot assure you that NBC will air the third season or any future seasons of the show or, if they do, that we will participate. If we do not receive lasting benefits from “Who Do You Think You Are?,” or if the show is poorly received or cancelled, it could have a negative effect on our business and our stock price. If NBC were to air a third season of “Who Do You Think You Are?” late in 2011, and we were to participate, we would likely incur expenses earlier than anticipated, which would likely have a negative impact on our 2011 results of operations.

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
We generate substantially all of our revenue from our online family history services, and we expect that we will continue to depend upon our online family history services for substantially all of our revenue in the foreseeable future. Because we depend on our online family history services, factors such as changes in consumer preferences for these products may have a disproportionately greater impact on us than if we offered multiple services. The market for online family history resources, and for consumer services in general, is subject to rapidly changing consumer demand and trends in preferences. If consumer interest in our online family history services declines, or if consumer interest in family history in general declines, we would likely experience a significant loss of revenue and net income. Some of the potential factors that could affect interest in and demand for online family history services include:
•	individuals’ interest in, and their willingness to spend time and money, conducting family history research;

•	availability of discretionary funds;

•	awareness of our brand and the family history category, including through the television show “Who Do You Think You Are?”;

•	the appeal, reliability and performance of our services;

•	the price, performance and availability of competing family history products and services;

•	public concern regarding privacy and data security;

•	our ability to maintain high levels of customer satisfaction; and

•	the rate of growth in online commerce generally.
In addition, substantially all of our revenues are from subscribers in the United States, the United Kingdom, and to a lesser extent, Canada and Australia. Consequently, a decrease of interest in and demand for online family history services, or increased competition, in these countries could have a disproportionately greater impact on us than if our geographical mix of revenue was less concentrated.
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
Religious and private records are even more widely dispersed. These problems often pose particular challenges in acquiring content internationally. Desirable content may not be available to us on favorable terms, or at all, due to competition for a particular collection, privacy concerns relative to information contained in a given collection or our lack of negotiating leverage with a certain content provider. For example, some of our most popular databases include “vital records” content — namely, historical birth, marriage and death records — made available by certain governmental agencies. To help prevent identity theft, or even terrorist activities, governments may attempt to restrict the release of all or substantial portions of their vital records content, and particularly birth records, to third parties. If these efforts are successful, it may limit or altogether prevent us from acquiring these types of vital record content or continuing to make them available online. In some cases, we have to lobby for legislation to be changed or otherwise work to surmount administrative or other bureaucratic hurdles to enable government or other bodies to grant us access to records.
While we own or license most of the images in our database, we generally do not own the underlying historical documents. If owners of content have sold or licensed the rights to digitize that content, even on a non-exclusive basis, they may elect not to sell or license it for digitization purposes to any other person. Therefore, if one of our competitors acquires rights to digitize a set of content, even on a non-exclusive basis, we may be unable to acquire rights to digitize that content. Conversely, the owners of historical records may allow more than one party to digitize those records and our competitors may digitize and make available the same content that we offer. In some cases, acquisition of content involves competitive bidding, and we may choose not to bid or may not successfully bid to acquire content rights. In addition, a number of governmental bodies and other organizations are interested in making historical content available for free and owners of historical records may license or sell their records to such governmental bodies and organizations in addition to or instead of licensing or selling their content to us. Our inability to offer vital records or other valuable content as part of our family history research databases or the widespread availability of such content elsewhere at lower cost or for free could result in our subscription services becoming less valuable to consumers, which could have an adverse impact on our number of subscribers or subscriber churn, and therefore on our business, financial condition and results of operations.

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
If a current or future license for a significant content collection were to be terminated, we may not be able to obtain a new license on terms advantageous to us or at all and we could be required to immediately remove the relevant content from our Web sites, either immediately or after some period of time. If a content provider were to license or sell us content in violation of that content provider’s agreements with other parties, we could be required to remove that content from our Web sites. If we were required to remove a material amount of content from our Web sites, as a result of the termination of one or more licenses or otherwise, it could adversely affect our business and results of operations. Some of these license agreements restrict the manner in which we use the applicable content, which could limit our ability to leverage that content for new uses as we expand our business. We pay royalties under some of these license agreements, and the other party to those royalty-bearing agreements may have a right to audit the calculation of our royalty payments. If there were to be a disagreement regarding the calculation of royalty payments, we could be required to make additional payments under those agreements. We also have indemnification obligations under many of these agreements. We could experience claims in the future which, if material, could have a negative impact on our results of operations and financial condition.
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
Digitizing and indexing new historical content can take a significant amount of time and expense and we generally incur the expenses related to such content significantly in advance of the time we can make it available to our subscribers. We have invested approximately $110 million in content as of December 31, 2010, including content acquired through business acquisitions, and we expect to continue to spend significant resources on content. Increases in the cost or time required to digitize and index new content could harm our financial results. Currently, two transcription vendors perform substantially all of our data transcription as measured by cost. We do not have long-term contracts with any of our transcription vendors. If we were to replace one of these transcription vendors for any reason, we would be required to provide extensive training to the new vendor, which could delay our ability to make our new content available to our subscribers, and our relationships with the new transcription vendors may be on financial or other terms less favorable to us than our existing arrangements. Our inability to maintain or acquire content or to make new content available online in a timely and cost-effective manner would have an adverse effect on our business, financial condition and results of operations.
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
We face competition from a number of different sources, and our failure to compete effectively could adversely impact our revenues, results of operations and financial condition.
We face competition in our business from a variety of organizations, some of which provide genealogical records free of charge. We expect competition to increase in the future. Many external factors, including the cost of marketing, content acquisition and technology and our current and future competitors’ pricing and marketing strategies, can significantly affect our competitive strategies, including pricing. Some of our competitors provide genealogical records free of charge. If we fail to meet our subscribers’ expectations, we could fail to retain existing or attract new subscribers, either of which could harm our business and results of operations.
Ancestry.com and our similar international Web sites face competition from:
•	FamilySearch, and its Web site FamilySearch.org, a genealogy organization that is part of The Church of Jesus Christ of Latter-day Saints. FamilySearch has an extensive collection of paper and microfilm records. FamilySearch has digitized a large quantity of these records and has published them online at FamilySearch.org, where it makes them available to the public for free and through thousands of family history centers located throughout the world. FamilySearch is a well funded organization and is undertaking a large-scale digitization project to make its collection available online. FamilySearch could partner with commercial entities to broaden the distribution of its records.

•	Commercial entities, including online genealogical research services, library content distributors, search engines and portals, retailers of books and software related to genealogical research and family tree creation and family history oriented social networking Web sites.

•	Non-profit entities and organizations, genealogical societies, governments and agencies that may make vital statistics or other records available to the public for free or that partner with commercial entities to make their records widely-available. For example, Yad Vashem, a Jerusalem-based archive devoted to the documentation, research, education and commemoration of the Holocaust, has recently partnered with Google to facilitate free online access to the world’s largest historical collection on the Holocaust.
We expect our competition to grow, both through industry consolidation and the emergence of new participants. Our future competitors may include other Internet-based and offline businesses, governments and other entities. The market for Internet-based services evolves at a very rapid pace and our competitors may offer products and services that are superior to any of our products and services. In addition, Internet business models are constantly changing. The online family history market could move to an advertising-supported model to the detriment of our subscription-based model. Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms, than we do. Additionally, our competitors may more easily obtain relevant records in domestic and international markets or offer new categories of content, products or services before us, or at lower prices, which may give them a competitive advantage in attracting subscribers. To compete effectively, we may need to expend significant resources on content acquisition, technology or marketing and advertising, which could reduce our margins and have a material adverse effect on our business, financial condition and results of operations. If we do not compete effectively, our ability to retain and expand our subscriber base, and our revenues, results of operations and financial condition, could be adversely affected.
Our failure to attract, integrate and retain highly qualified personnel in the future could harm our business.
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options or other stock-based awards they may receive in connection with their employment. Accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the size or type of stock option awards that job candidates may require to join our company. If our stock price declines, we may face increased difficulty attracting and retaining personnel through the use of stock options or other stock-based awards. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, and hire and integrate appropriate personnel, we may not be able to successfully implement our business plan.
Our growth in operations has placed a significant strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings, will continue to place similar strains on our personnel, technology and infrastructure. Our full-time employee headcount increased 20% in 2010, and we plan to hire additional personnel in the near future. Particularly when adding staff quickly, we may not make optimal hiring decisions or may not integrate personnel effectively. A sudden increase in the number of our registered users could strain our capacity and result in Web site performance issues. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional personnel and capital investments will increase our cost base, which, if we fall short of anticipated revenue growth, will make it more difficult to decrease expenses in the short term. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.
Any significant disruption in service on our Web sites or in our computer systems, which are currently hosted primarily by a single third-party, could damage our reputation and result in a loss of subscribers, which would harm our business and operating results.
Subscribers access our service through our Web sites, where our family history research databases are located, and our internal billing software and operations are integrated with our product and service offerings. Our brand, reputation and ability to attract, retain and serve our subscribers depend upon the reliable performance of our Web sites, network infrastructure, content delivery processes and payment systems. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our Web sites’ performance and users’ access to content, or made our Web sites inaccessible, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our Web sites and prevent our subscribers from accessing our data and using our products and services. Problems with the reliability or security of our systems may harm our reputation and require disclosure to our lenders, and the cost of remedying these problems could negatively affect our business, financial condition and results of operations.

Substantially all of our communications, network and computer hardware used to operate our Web sites are co-located in a facility in Salt Lake City, Utah. We do not own or control the operation of this facility. We have established a disaster recovery facility located at a third-party facility in Denver, Colorado. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. Our systems are not completely redundant, so a failure of our system at our primary site could result in reduced functionality for our subscribers, and a total failure of our systems at both sites could cause our Web sites to be inaccessible by our subscribers. Problems faced by our third-party Web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including us, could adversely affect the experience of our subscribers. Our third-party Web hosting provider could decide to close its facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy reorganization, faced by our third-party Web hosting provider or any of the service providers with whom it contracts may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our third-party Web hosting provider is unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have an adverse effect on our business, financial condition and results of operations.
Businesses or technologies we acquire could prove difficult to integrate, disrupt our ongoing business, dilute stockholder value or have an adverse effect on our results of operations.
As part of our business strategy, we may engage in acquisitions of businesses or technologies to augment our organic or internal growth, as we did in July 2010 when we acquired Genline, in August 2010 when we acquired ProGenealogists and in October 2010 when we acquired iArchives. While we have engaged in some acquisitions in the past, we do not have extensive experience with integrating and managing acquired businesses or assets. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any recent or future acquisition could involve numerous risks including:
•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the operations and products of the acquired business;

•	use of cash to fund the acquisition or for unanticipated expenses;

•	inability to effectively operate the new business;

•	exposure to unknown liabilities, including litigation, against the companies we acquire;

•	additional costs due to differences in culture, geographical locations and duplication of key talent;

•	acquisition-related accounting charges affecting our balance sheet and results of operations;

•	difficulty integrating the financial reports of the acquired business in our Consolidated Financial Statements and implementing our internal controls in the acquired business;

•	potential impairment of goodwill and acquired intangible assets;

•	dilution to our current stockholders from the issuance of equity securities; and

•	potential loss of key employees or customers of the acquired company.
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
In addition to our United States and United Kingdom Web sites, we have launched Web sites directed at Canada, Australia, Sweden, Germany, France, Italy and China and launched our global Mundia.com Web site. As of December 31, 2010, approximately 32% of subscribers to our Ancestry.com Web sites, and, for the year ended December 31, 2010, approximately 25% of our revenues from subscribers, were from locations outside the United States. In addition, in July 2010, we acquired the owner and operator of the Swedish family history Web site, Genline.se. We are subject to many of the risks of doing business internationally, including the following:
•	exposure to foreign currency exchange rate fluctuations;

•	compliance with changing tax laws and the interpretation of those laws;

•	compliance with changing and conflicting legal and regulatory regimes;

•	compliance with U.S. laws affecting operations outside of the U.S., including the Foreign Corrupt Practices Act;

•	compliance with varying and conflicting intellectual property laws;

•	difficulties in staffing and managing international operations;

•	prevention of business or user fraud; and

•	effective implementation of internal controls and processes across diverse operations and a dispersed employee base.
We anticipate that our continuing international expansion will continue to entail increased marketing and advertising of our products, services and brands, and the development of localized Web sites throughout our geographical markets. We may not succeed in these efforts and achieve our subscriber acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different than those in our current markets, and we may use business models that are different from our traditional subscription models. The risks of international expansion include:
•	difficulties in developing and marketing our offerings and brands as a result of distance, language and cultural differences;

•	more stringent consumer and data protection laws;

•	local socio-economic and political conditions;

•	technical difficulties and costs associated with the localization of our service offerings;

•	strong local competitors; and

•	lack of experience in certain geographical markets.
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
We believe that maintaining and enhancing our Ancestry.com brand and other brands is critical to our success. We believe that the importance of brand recognition and loyalty will only increase in light of increasing competition in our markets. We plan to continue to promote our brands, both domestically and internationally, but there is no guarantee that our selected strategies will increase the favorable recognition of our brands. Some of our existing and potential competitors, including search engines, media companies and government and religious institutions have well-established brands with greater brand recognition than we have.

Additionally, from time to time, our subscribers express dissatisfaction with our service, including, among other things, dissatisfaction with our auto-renewal and other billing policies, our handling of personal data and the way our services operate. To the extent that dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers may be adversely affected. In addition, even if our brand recognition and loyalty increases, this may not result in increased use of our products and services or higher revenues. Many of our subscribers are passionate about family history research, and many of these subscribers participate in blogs on this topic both on our Web sites and elsewhere. If actions we take or changes we make to our products upset these subscribers, their blogging could negatively affect our brand and reputation, which could harm our revenues, results of operations and financial condition.
Our future growth may differ materially from our historic growth rates and our projections, which could harm our results of operations and financial condition.
Online family history research is a relatively young industry. Consequently, it is difficult to predict the ultimate size of the industry and the acceptance by the market of our products and services. Our business strategy and projections rely on a number of assumptions, some or all of which may be incorrect. For example, we believe that consumers will be willing to pay for subscriptions to our online family history resources, notwithstanding the fact that some of our current and future competitors may provide such resources free of charge. We cannot accurately predict whether our products and services will achieve significant acceptance by potential users in significantly larger numbers than at present. You should therefore not rely on our historic growth rates as an indication of future growth.
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
Our business is rapidly changing. To remain competitive, we must continue to provide relevant content and enhance and improve the functionality and features of our products and services. If we fail to do so, or if competitors introduce new solutions embodying new technologies, our existing products and services may become obsolete. Our future success will depend, among other things, on our ability to:
•	anticipate demand for new products and services;

•	enhance our existing solutions, cross-platform compatibility, systems capacity and processing speed; and

•	respond to technological advances on a cost-effective and timely basis.
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
We offer a variety of Internet-based services and a software product, Family Tree Maker, which are complex and frequently upgraded. Our Internet-based services and software product may contain undetected errors, defects, failures or viruses, especially when first introduced or when new versions or enhancements are released. Despite product testing, our products, or third party products that we incorporate into ours, may contain undetected errors, defects or viruses that could, among other things:
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
Any of these occurrences could have an adverse effect upon our business, financial condition and results of operations.

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
If third parties improperly obtain and use the personal information of our registered users or employees, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of subscribers to provide us with their credit card or payment information, an unwillingness of registered users to upload family records or photos onto our Web sites, harm to our reputation and brand and loss of our ability to accept and process subscriber credit card orders. Similarly, if a well-publicized breach of data security at any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commercial transactions. Any of these events could have adverse effects on our business, financial condition and results of operations.
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

Increases in credit card processing fees would increase our operating expenses and adversely affect our results of operations, and the termination of our relationship with any major credit card company could have a severe, negative impact on our ability to collect revenues from subscribers.
The substantial majority of our subscribers pay for our products and services using credit cards. From time to time, the major credit card companies or the issuing banks may increase the fees that they charge for each transaction using their cards. An increase in those fees would require us to increase the prices we charge for our products and services or negatively impact our profitability, either of which could adversely affect our business, financial condition and results of operations.
In addition, our credit card fees may be increased by credit card companies if our chargeback rate or the refund rate exceeds certain minimum thresholds. If we are unable to maintain our chargeback rate at acceptable levels, our credit card fees for chargeback transactions, or for all credit card transactions, may be increased, and, if the problem significantly worsens, credit card companies may further increase our fees or terminate their relationships with us. Any increases in our credit card fees could adversely affect our results of operations, particularly if we elect not to raise our subscription rates to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to collect revenues from subscribers.
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
We collect or have imposed upon us sales or other taxes related to the products and services we sell in certain states and other jurisdictions. Additional states or one or more countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future or states or jurisdictions in which we already pay tax may increase the amount of taxes we are required to pay. A successful assertion by any country, state or other jurisdiction in which we do business that we should be collecting sales or other taxes on the sale of our products and services could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage registered users from purchasing from us or otherwise substantially harm our business and results of operations.
Our new credit facility contains a number of financial and operating covenants which could limit our flexibility in operating our business.
Our new credit facility contains a number of financial and operating covenants that could limit our flexibility in operating our business, including a covenant to maintain a specified ratio of a measure of certain funded indebtedness (excluding subordinated indebtedness) to a measure of EBITDA (as EBITDA is defined in the new credit facility) and a covenant to maintain a specified ratio of a measure of EBITDA to a measure of fixed charges.
As of December 31, 2010, we have not drawn any funds under the new credit facility. Our future indebtedness could:
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
Our obligations under the new credit facility are secured by collateral, which includes substantially all of our assets, including our intellectual property. If we draw funds under the new credit facility and we are not able to satisfy our obligations under the new credit facility, the lenders could exercise their rights under the new credit facility, including taking control of the collateral, including our intellectual property, which would have a material adverse effect on our business. In addition, we cannot assure you that our lenders will have sufficient liquidity to provide funds to us if and when we try to draw funds under the new credit facility.
We face risk associated with currency exchange rate fluctuations, which could adversely affect our revenues and operating results.
For the year ended December 31, 2010, approximately 22% of our total revenues were received, and approximately 8% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Canadian dollar and the Australian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. We are also exposed to exchange rate risk with respect to our revenues earned in foreign currencies. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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
We depend on the continued service and performance of our key personnel, including Timothy Sullivan, our President and Chief Executive Officer. We do not maintain key man insurance on any of our officers or key employees. We also do not have long-term employment agreements with any of our officers or key employees. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, product development or technology personnel could disrupt our operations and have an adverse effect on our ability to operate our business.
We have and will continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company, including costs associated with our public company reporting and corporate governance requirements. We continue to devote resources to compliance with evolving laws and regulations, which may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.
In order to respond to additional regulations applicable to public companies, such as Section 404 of the Sarbanes-Oxley Act, we have hired a number of finance and accounting personnel. In the future, we may be required to hire additional full-time accounting and other related finance personnel. Some of these positions require candidates with public company experience, and we may be unable to locate and hire such individuals as quickly as needed, if at all. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands resulting from being a public company, the quality and timeliness of our financial reporting may suffer and we could experience internal control weaknesses. Any consequences resulting from inaccuracies or delays in our reported financial statements could have an adverse effect on the trading price of our common stock as well as an adverse effect on our business, operating results, and financial condition.
We have made significant estimates in calculating our income tax provision and other tax assets and liabilities. If these estimates are incorrect, our operating results and financial condition may be adversely affected.
We are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax assets and liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain at the present time. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may have an adverse effect on our operating results and financial condition.
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
Our future success and competitive position depend in part on our ability to protect our proprietary technologies and intellectual property. We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary technologies and intellectual property. Many of our trademarks contain words or terms having a somewhat common usage and, as a result, we may have difficulty registering them in certain jurisdictions. Although we possess intellectual property rights in some aspects of our digital content, search technology, software products and digitization and indexing processes, our digital content is not protected by any registered copyrights or other registered intellectual property or statutory rights. Rather, our digital content is protected by user agreements that limit access to and use of our data, and by our proprietary indexing and search technology that we apply to make our digital content searchable. However, compliance with use restrictions is difficult to monitor, and our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.
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
If we are unable to protect our domain names, our reputation and brand could be affected adversely, which may negatively impact our ability to compete.
We have registered domain names for Web site destinations that we use in our business, such as Ancestry.com, Footnote.com and Genealogy.com. However, if we are unable to maintain our rights in these domain names, our competitors could capitalize on our brand recognition by using these domain names for their own benefit. In addition, our competitors could capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere, and in many countries the top-level domain names “ancestry” or “genealogy” are owned by other parties. Although we own the “ancestry.co.uk” domain name in the United Kingdom, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the “ancestry” and “genealogy” domain names. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies from jurisdiction to jurisdiction and is unclear in some jurisdictions. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of, our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and divert management attention. We may not prevail if any such litigation is initiated.
Risks Related to our Common Stock and Corporate Structure
Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.
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
Financial forecasting by us and financial analysts who may publish estimates of our performance may differ materially from actual results.
Given the dynamic nature of our business, the current uncertain economic climate and the inherent limitations in predicting the future, forecasts of our revenues, gross margin, operating expenses, number of paying subscribers and other financial and operating data may differ materially from actual results. Such discrepancies could cause a decline in the trading price of our common stock.
Spectrum Equity Investors and its affiliates own a substantial portion of our outstanding common stock, and their interests may not always coincide with the interests of the other holders of our common stock.
As of December 31, 2010, Spectrum Equity Investors V, L.P. and certain of its affiliates beneficially owned in the aggregate shares representing approximately 41% of our outstanding voting power. Two persons associated with Spectrum Equity Investors V, L.P. currently serve on our board of directors. As a result, Spectrum Equity Investors V, L.P. and certain of its affiliates could have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of Spectrum Equity Investors V, L.P. and certain of its affiliates may not always coincide with the interests of the other holders of our common stock.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Provo, Utah, where we lease approximately 120,000 square feet of space. The term of this lease runs through April 2016, and we have the right to extend the lease for an additional five years. Our Provo office is highly utilized, and we are beginning to evaluate options for securing additional space in Utah to meet our expanding office requirements. We also lease office space in San Francisco, California, under a lease that expires in September 2012. Our San Francisco office is fully utilized, and we are actively seeking additional office space in the Bay Area to accommodate our needs. We also maintain smaller offices in Maryland, United Kingdom, Luxembourg, Canada, Australia, Sweden, France, Germany and China under leases that expire at varying times from 2011 to 2015.

Our Ancestry.com Web sites are hosted on hardware and software co-located at a third-party facility in Salt Lake City, Utah. We also maintain a disaster recovery site with hardware and software co-located at a third-party facility in Denver, Colorado. We believe that our contracted space for our hardware and software at these facilities is both suitable and adequate for our current development plans and our anticipated growth. Our Salt Lake City contract expires at the end of 2012. Our Denver contract continues month-to-month and requires a 60 day termination notice.

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

Item 4.	(Removed and Reserved)
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been traded on The Nasdaq Global Select Market since November 5, 2009 under the symbol “ACOM.” The following table sets forth the high and low sales price for our common stock as reported by The Nasdaq Global Select Market for the periods indicated.

Fiscal Year 2010 Quarters Ended	High	Low

March 31, 2010	$19.10	$13.35
June 30, 2010	$20.92	$15.23
September 30, 2010	$23.58	$16.95
December 31, 2010	$30.70	$22.22

Fiscal Year 2009 Quarter Ended	High	Low

December 31, 2009 (beginning November 5, 2009)	$16.32	$12.80
As of March 3, 2011, there were approximately 35 stockholders of record of our common stock. However, we believe that there were significantly more beneficial owners that are included in nominee or “street name” accounts through brokers.
Stock Performance Graph
Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Composite Index and the S&P North American Technology Internet Index during the period commencing on November 5, 2009, the initial trading day of our common stock, and ending on December 31, 2010. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the NASDAQ Composite Index and the stocks represented in the S&P North American Technology Internet Index, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of 23 stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance:

COMPARISON OF CUMULATIVE TOTAL RETURN OF ANCESTRY.COM INC., NASDAQ COMPOSITE
INDEX AND S&P NORTH AMERICAN TECH INTERNET INDEX
ASSUMES $100 INVESTED ON NOV. 05, 2009
ASSUMES ALL DIVIDENDS, IF ANY, REINVESTED
PERIOD ENDING DECEMBER 31, 2010
Recent Sales of Unregistered Securities
On October 20, 2010, in connection with our acquisition of iArchives, we issued approximately 1.022 million shares of our common stock at a fair value of $24.6 million in addition to $7.0 million of cash consideration in exchange for shares of iArchives for an aggregate fair value of $31.6 million. Note 3 to our Consolidated Financial Statements describes further this business acquisition.
No underwriters were involved in the foregoing issuance of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (“the Securities Act”) in reliance on Section 4(2) of the Securities Act. The recipients represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates issued. All recipients had adequate access to information about us.
Issuer Purchase of Equity Securities
Stock repurchases are summarized for the quarter ended December 31, 2010 as follows:

			Total Number of Shares	Maximum Number of
			Purchased as part of	Shares that May Yet
	Total Number	Average	Publicly Announced	Be
	of Shares	Price Paid	Plans	Purchased Under the
Period	Purchased	per Share	or Programs(1)	Plans or Programs

October 1- 31, 2010		—	—	—
November 1-30, 2010(2)	1,009,489	$24.765	1,009,489	—
December 1-31, 2010	—	—	—	—

Total shares repurchased	1,009,489	$24.765	1,009,489	—

(1)	On September 23, 2010, we announced a share repurchase program under which we could repurchase $25.0 million of shares of our common stock.

(2)	In this period, we used all $25.0 million authorized under our share repurchase program to purchase shares. Accordingly, no additional shares of our common stock may be repurchased under this authorization.

Dividend Policy
We have never declared or paid any cash dividends on our common stock. We intend to retain our future earnings, if any, to fund our growth and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, our credit facility prohibits us from paying cash dividends.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
The following tables summarize selected consolidated historical financial and operating data for the periods indicated. The summary consolidated statements of income data presented below for the predecessor periods of the year ended December 31, 2006 and the period from January 1, 2007 through December 5, 2007, and the successor periods from December 6, 2007 through December 31, 2007 and the years ended December 31, 2008, 2009 and 2010 have been derived from our Consolidated Financial Statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read the selected consolidated financial data presented on the following pages in conjunction with our Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor				Predecessor(1)
				Period from	Period from
				Dec. 6, 2007	Jan. 1, 2007	Year Ended
	Year Ended December 31,			through	through	December 31,
	2010	2009	2008	Dec. 31, 2007	Dec. 5, 2007	2006
	(in thousands, except per share data)

Operations Data:
Subscription revenues	$281,670	$207,707	$181,391	$11,692	$141,141	$137,643
Product and other revenues	19,261	17,195	16,200	1,278	12,269	12,909
Total revenues	300,931	224,902	197,591	12,970	153,410	150,552
Total cost of revenues	52,107	46,323	43,614	2,962	36,142	31,039
Total operating expenses	188,218	146,618	138,257	10,358	106,040	108,895
Income (loss) from operations	60,606	31,961	15,720	(350)	11,228	10,618
Net income (loss)	36,845	21,295	2,384	(1,303)	7,771	8,149
Net income per common share:(2)
Basic	$0.85	$0.55	$0.06

Diluted	$0.76	$0.51	$0.06

(1)	We operated as the predecessor, until December 5, 2007, when Spectrum Equity Investors V, L.P. and certain of its affiliates acquired the predecessor in a transaction we refer to as the Spectrum investment. As a result of the accounting for the Spectrum investment, our fiscal year 2007 is divided into a predecessor period from January 1, 2007 through December 5, 2007 and a successor period from December 6, 2007 through December 31, 2007.

(2)	In connection with the Spectrum investment, we were recapitalized. As a result, the capital structure of our predecessor is not comparable to that of the successor. Accordingly, net income per common share is not comparable or meaningful for periods prior to 2008 and has not been presented.

	Successor				Predecessor
	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$65,519	$100,272	$40,121	$12,277	$43,219
Total assets	522,186	523,348	477,975	476,212	140,640
Deferred revenues	89,301	69,711	61,178	56,730	52,307
Long-term obligations(1)	498	100,025	133,000	140,000	15,000
Total liabilities	158,319	228,458	258,187	263,830	95,129
Total stockholders’ equity	363,867	294,890	219,788	212,382	45,511

(1)	Includes the current and long-term portions of long-term debt outstanding and, in 2010, amounts payable under capital lease obligations.

	Successor					Predecessor
					Period from	Period from
					Dec. 6, 2007	Jan. 1, 2007	Year Ended
	Year Ended December 31,				through	through	December 31,
	2010	2009		2008	Dec. 31, 2007	Dec. 5, 2007	2006
	(In thousands)
Other Financial Data:
Adjusted EBITDA(1)	$100,974	$71,585	(3)	$62,645	$3,755	$39,344	$30,455

Free cash flow(2)	60,359	29,613	(3)	31,712	1,774	14,025	4,212

(1)	Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus net interest (income) expense; income tax expense; non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; other (income) expense and expenses associated with the Spectrum investment, such as in-process research and development and transaction related expenses.

(2)	Free cash flow. We define free cash flow as net income (loss) plus net interest (income) expense; income tax expense; non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; other (income) expense and expenses associated with the Spectrum investment, such as in-process research and development and transaction related expenses, and minus capitalization of content database costs, capital expenditures and cash paid for income taxes and interest.

(3)	Income from operations and net income, and therefore adjusted EBITDA and free cash flow, include an expense related to a settlement in the third quarter of 2009 of a claim regarding the timeliness and accuracy of a content index we created. The settlement resulted in an expense of approximately $2.3 million in 2009.
We believe adjusted EBITDA and free cash flow are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA and free cash flow as supplemental measures to evaluate the overall operating performance of companies. Adjusted EBITDA and free cash flow are financial data that are not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). The table below provides a reconciliation of these non-GAAP financial measures to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP. We prepare adjusted EBITDA and free cash flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures.

Our management uses adjusted EBITDA and free cash flow as measures of operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; and in communications with our board of directors concerning our financial performance. Adjusted EBITDA together with revenues has also been used as a financial performance objective in determining the bonus pool under our recent performance incentive programs. Management believes that the use of adjusted EBITDA and free cash flow provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Management believes that it is useful to exclude non-cash charges such as depreciation, amortization, impairment of intangible assets and stock-based compensation from adjusted EBITDA and free cash flow because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be.
Although adjusted EBITDA and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA and free cash flow each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP.
Some of these limitations are:
•	adjusted EBITDA and free cash flow do not reflect our future requirements for contractual commitments and adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures;

•	adjusted EBITDA and free cash flow do not reflect changes in, or cash requirements for, our working capital;

•	adjusted EBITDA does not reflect interest income or interest expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes;

•	adjusted EBITDA and free cash flow do not reflect the non-cash component of employee compensation;

•	although depreciation, amortization and impairment of intangible assets and acquired in-process research and development are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	other companies in our industry may calculate adjusted EBITDA or free cash flow or similarly titled measures differently than we do, limiting their usefulness as comparative measures.
The following table presents a reconciliation of our adjusted EBITDA and free cash flow to net income (loss), the most comparable GAAP measure, for each of the periods identified.

	Successor				Predecessor
				Period from	Period from
				Dec. 6, 2007	Jan. 1, 2007	Year Ended
	Year Ended December 31,			through	through	December 31,
	2010	2009	2008	Dec. 31, 2007	Dec. 5, 2007	2006
	(In thousands)

Reconciliation of adjusted EBITDA and free cash flow to net income (loss):
Net income (loss)	$36,845	$21,295	$2,384	$(1,303)	$7,771	$8,149
Interest (income) expense, net	4,697	5,347	11,483	857	(1,295)	(1,292)
Income tax expense	19,503	5,340	1,845	103	5,018	4,595
Depreciation expense	11,773	10,936	10,732	754	10,594	9,559
Amortization expense	23,526	23,214	30,046	1,974	7,094	6,489
Stock-based compensation	5,069	5,474	4,672	77	898	3,789
Other (income) expense, net	(439)	(21)	8	(7)	(266)	(834)
Impairment of intangible assets and acquired in-process research and development	—	—	1,475	1,300	—	—
Transaction related expenses	—	—	—	—	9,530	—

Adjusted EBITDA	$100,974	$71,585	$62,645	$3,755	$39,344	$30,455

Capitalization of content database costs	(13,874)	(9,398)	(8,965)	(1,129)	(10,591)	(11,285)
Purchase of property and equipment	(12,968)	(13,362)	(11,621)	(852)	(10,572)	(10,127)
Cash paid for interest	(2,645)	(7,740)	(10,068)	—	(756)	(1,031)
Cash paid for income taxes	(11,128)	(11,472)	(279)	—	(3,400)	(3,800)

Free cash flow	$60,359	$29,613	$31,712	$1,774	$14,025	$4,212

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
You should read the following discussion together with Item 6 “Selected Financial Data” and our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this Annual Report. See “Forward Looking Statements.”
Company Overview
Ancestry.com is the world’s largest online family history resource, with nearly 1.4 million paying subscribers around the world as of December 31, 2010. We have been a leader in the family history market for over 20 years and have helped pioneer the market for online family history research. We believe that most people have a fundamental desire to understand who they are and from where they came, and that anyone interested in discovering, preserving and sharing their family history is a potential user of Ancestry.com. We strive to make our service valuable to individuals ranging from the most committed family historians to those taking their first steps towards satisfying their curiosity about their family stories.
The foundation of our service is an extensive collection of billions of historical records that we have digitized, indexed and put online over the past 14 years. Our subscribers use our proprietary online platform, extensive digital historical record collection, and easy-to-use technology to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories with their families. We offer our service on a subscription basis, typically annually or monthly. These subscribers are our primary source of revenue. We charge each subscriber for their subscription at the commencement of their subscription period and at each renewal date. Although monthly subscribers have become an increasing proportion of our subscribers, the annual commitments of a majority of our subscribers enhance management’s near-term visibility on our revenues and provide working capital benefits, which we believe enable us to more effectively manage the growth of our business. We believe we provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web sites with new tools and features and enabling greater collaboration among our users through the growth of our global community.
Our goal is to remain the leading online resource for family history and to grow our subscriber base in the United States and around the world by offering a superior value proposition to anyone interested in learning more about their family history. We have focused on, and will continue to focus on, retaining our loyal base of existing subscribers, on acquiring new subscribers and on expanding the market to new consumers. We believe our previous investments in technology and content have provided us a foundation for a scalable business model that will help us to increase our margins over the long term and effectively manage our costs as our business grows. However, we expect to continue to devote substantial resources and funds to hiring additional talent, improving our technologies and product offerings, acquiring new and relevant content, and expanding the awareness of our brand and category through global marketing, any of which may adversely affect our margin expansion in the near term.
Recent Developments
Registration of Securities
On November 10, 2010, the SEC declared effective our registration of securities in an underwritten secondary offering of our common stock on behalf of certain existing stockholders, including affiliates of Spectrum Equity Investors V, L.P. The offering commenced immediately thereafter and was completed on November 17, 2010, at a price of $26.00 per share. The selling stockholders received all of the net proceeds from the offering excluding the underwriting discounts and commissions. We paid offering expenses, excluding the underwriting discounts and commissions, totaling approximately $1.0 million.
iArchives Acquisition
On October 20, 2010, we acquired iArchives, a leading digitization service provider that also operates Footnote.com, a leading American history Web site. The purchase price was approximately $31.6 million, consisting of the issuance of approximately 1.022 million shares of our common stock valued at approximately $24.6 million, based on the closing price on October 20, 2010, and approximately $7.0 million of cash consideration. On January 19, 2011, we registered resales of these shares by filing with the SEC an automatically effective registration statement on Form S-3.
Share Repurchase Program
On September 23, 2010, our board of directors authorized a share repurchase program, under which we used approximately $25.0 million to repurchase shares of our common stock. In November 2010, we entered into an agreement with the selling stockholders of the November 2010 underwritten secondary offering and repurchased approximately 1.0 million shares directly in a private, non-underwritten transaction at $24.765 per share less selling costs, for an aggregate purchase price of approximately $25.0 million. The share repurchase program was intended in part to offset the issuance of shares of our common stock as a result of the iArchives acquisition. These shares were cancelled upon repurchase and therefore are not included in treasury stock.

New Credit Facility
On September 9, 2010, we terminated and paid in full the $76.2 million outstanding under our previous credit facility from cash on hand including the proceeds from our initial public offering. Also on September 9, 2010, in connection with the payoff of the previous credit facility, we entered into a new three-year $100.0 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent and certain other financial institutions. Note 6 to our Consolidated Financial Statements provides the terms of our new credit facility.
ProGenealogists Acquisition
On August 6, 2010, we acquired ProGenealogists for approximately $1.1 million in cash consideration. ProGenealogists is a leading professional genealogy research firm that specializes in genealogical, forensic and family history research. We believe the acquisition of ProGenealogists provides us with a premier genealogy research team for internal projects and gives our customers access to expert genealogists to assist them in their research.
Genline Acquisition
On July 15, 2010, we acquired Genline, owner and operator of the Swedish family history Web site Genline.se, for approximately $7.2 million in cash consideration. The Genline acquisition increased our presence in the Swedish market and provides our customers with access to millions of Swedish records.
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The following key operating metrics reflect data with respect to our Ancestry.com Web sites and exclude our other subscription-based Web sites, such as Footnote.com, Genline.se, myfamily.com and Genealogy.com.
•	Total Subscribers. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our Ancestry.com Web sites. Total subscribers is defined as the number of subscribers at the end of the period.

•	Gross Subscriber Additions. A subscriber addition is a new customer who purchases a subscription or redeems a gift subscription to one of our Ancestry.com Web sites, net of subscriber returns.

•	Monthly Churn. Monthly churn is a measure representing the number of subscribers that cancel in the quarter divided by the sum of beginning subscribers and subscriber additions during the quarter. To arrive at monthly churn, we divide the result by three. Management uses this measure to determine the health of our subscriber base.

•	Subscriber Acquisition Cost. Subscriber acquisition cost is external marketing and advertising expense, divided by gross subscriber additions in the period. Management uses this metric to determine the efficiency of our marketing and advertising programs in acquiring new subscribers.

•	Average Monthly Revenue per Subscriber. Average monthly revenue per subscriber is total subscription revenues earned in the period from subscriptions to one of the Ancestry.com Web sites divided by the average number of subscribers in the period, divided by the number of months in the period. The average number of subscribers for the period is calculated by taking the average of the beginning and ending number of subscribers for the period.

Our key business metrics are presented for the years ended December 31, 2010, 2009 and 2008 as follows:

	Year Ended December 31,
	2010	2009	2008

Total subscribers	1,394,910	1,066,123	913,683
Gross subscriber additions	1,023,936	673,991	556,045
Monthly churn	3.9%	3.8%	4.0%
Subscriber acquisition cost	$79.19	$72.46	$71.99
Average monthly revenue per subscriber	$18.34	$16.55	$16.09
Our gross subscriber additions increased for the year ended December 31, 2010 as compared to the years ended December 31, 2009 and 2008. The increases were primarily the result of successful marketing programs throughout the year and increased interest in Ancestry.com, including from NBC’s release of the U.S. version of the television show “Who Do You Think You Are?” which aired in the first and second quarters of 2010.
Our subscriber acquisition cost increased for the year ended December 31, 2010 as compared to the years ended December 31, 2009 and 2008. The increases were primarily due to the growth in marketing expenses exceeding the growth in gross subscriber additions. Marketing expenses increased primarily due to additional television and online advertising in both domestic and international markets, of which television marketing tends to have a higher subscriber acquisition cost than other marketing channels.
Our average monthly revenue per subscriber increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily due to both increases in the percentage of overall subscribers that are monthly subscribers, which increased by 4 percentage points from 25% at December 31, 2009 to 29% at December 31, 2010, and the percentage of overall subscribers packages that are premium packages, which increased by 4 percentage points from 40% at December 31, 2009 to 44% at December 31, 2010.
Components of Consolidated Statements of Income
Revenues
Subscription Revenues. We derive subscription revenues primarily from providing access to our services via our various Ancestry.com Web sites. Subscription revenues are recognized ratably over the subscription period and consist primarily of annual and monthly subscriptions, net of estimated cancellations. We typically charge each subscriber’s credit card for their subscription at the commencement of their subscription period and at each renewal date (whether annual or monthly), unless they cancel their subscription before the renewal date. The amount of unrecognized revenues is recorded in deferred revenue. Because we recognize subscription revenues ratably over the subscription period a concentration of annual renewals in the first half of the year generally has not resulted in a material seasonal impact on our revenues. We have established an allowance for sales returns based on historical subscription cancellations. Actual customer subscription cancellations are charged against the allowance or deferred revenue to the extent that revenue has not yet been recognized. When customers sign up for free trial subscriptions, we charge their credit card for a subscription at the end of the 14-day free trial period unless they cancel before the end of the trial period. Revenue is recognized over the subscription period once billed. No revenue is recognized or allocated to the 14-day free trial period. Subscription revenues from our Ancestry.com Web sites accounted for approximately 95% of the total subscription revenues for the year ended December 31, 2010. Subscription revenues also include subscriptions to our other Web sites and other subscription-based services.
A majority of our subscription revenues is derived from subscribers in the United States. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the Web site to which the person subscribes. The following table presents subscription revenue by geographic region (in thousands):

	Year Ended December 31,
	2010	2009	2008

United States	$212,346	$156,150	$134,112
United Kingdom	40,929	34,402	33,223
All other countries	28,395	17,155	14,056

Total subscription revenues	$281,670	$207,707	$181,391

Product and Other Revenues. Product and other revenues include sales of desktop software (Family Tree Maker), physical delivery of copies of historical vital records (birth, marriage and death certificates), DNA testing (Ancestry.com DNA), advertising, digitization services, genealogical research services and other products and services. Revenues related to these products are recognized upon shipment of product or fulfillment of services, as applicable.

Expenses
Personnel-related costs for each category of cost of revenues and operating expenses include salaries, bonuses, stock-based compensation, employer payroll taxes and employee benefit costs.
Cost of Revenues
Cost of Subscription Revenues. Cost of subscription revenues consists of Web server operating costs, including depreciation and software licensing on Web servers and related equipment and Web hosting costs, personnel-related costs for Web hosting and subscriber services personnel, amortization of our content database costs, credit card processing fees and royalty costs on certain content licensed from others. In 2011, we expect costs of subscription revenues to increase in absolute dollars but to decrease slightly as a percentage of revenues due to increased margin efficiency.
Cost of Product and Other Revenues. Cost of product and other revenues consists of our direct costs to purchase the products, shipping costs, personnel-related costs of warehouse, digitization services and genealogical research personnel and credit card processing fees. In 2010, we changed the distribution arrangement for our retail Family Tree Maker software product to a royalty-based arrangement, which eliminated our costs of product revenues for retail copies sold.
Operating Expenses
Technology and Development. Technology and development expenses consist of personnel-related costs incurred in product development, maintenance and testing of our Web sites, enhancing our record search and linking technologies, developing solutions for new product lines, internal information systems and infrastructure, third-party development, and other internal-use software systems. Our development costs are primarily based in the United States and are primarily devoted to providing accessibility to content and tools for individuals to do family history research. We expect our technology and development expenses to increase in 2011 as we invest in personnel and other resources to further improve our service.
Marketing and Advertising. Marketing and advertising expenses consist primarily of direct expenses related to television and online advertising and personnel-related expenses. Marketing and advertising costs are principally incurred in the United States, United Kingdom, Australia and Canada. We expect marketing expenses to increase in absolute dollars in 2011 as compared to 2010. This impact will be particularly evident during the first quarter of 2011 because of the advertising and product integration expenses we will incur in connection with the airing of episodes of the second season of the NBC television show “Who Do You Think You Are?” earlier in 2011 than occurred in 2010. Recently, NBC has announced that it has renewed a third season of the show. We have not yet reached an agreement with NBC relating to our involvement in the third season. If NBC were to air the third season late in 2011, and we were to participate, we would likely incur additional product integration expense in 2011 without realizing a significant portion of the associated revenues of additional subscribers until 2012, which would likely result in an increase in our marketing and advertising expenses as a percentage of revenues. However, we can provide no assurance that NBC will air a third season of the show or that we will participate.
General and Administrative. General and administrative expenses consist principally of personnel-related expenses for our executive, finance, legal, human resources and other administrative personnel, as well as outside services costs, consisting primarily of consultant, legal, and accounting fees, and other general corporate expenses. Outside service costs are also incurred when performing due diligence to evaluate businesses for acquisition. Costs incurred in 2010 in connection with the registration of securities with the SEC on behalf of certain existing stockholders are included in general and administrative expenses. We expect general and administrative expenses to increase in absolute dollars in 2011 primarily due to additional costs associated with business growth.
Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets is the amortization expense associated with subscriber relationships and contracts, core technologies, and intangible assets, including trademarks and tradenames, resulting from business acquisitions. We expect amortization of acquired intangible assets to increase in 2011 due to the amortization of intangible assets acquired in business acquisitions during 2010.
Other Income (Expense) and Income Tax Expense
Interest Expense. Interest expense primarily includes the interest expense associated with our long-term debt and amortization of the related deferred financing costs. Our interest expense varies based on the level of debt outstanding and changes in interest rates. On September 9, 2010, we paid in full all amounts outstanding under our previous credit facility.
Interest Income. Interest income includes interest earned on cash and cash equivalents and short-term investments.
Income Tax Expense. Income tax expense consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Critical Accounting Estimates
Our Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances at the time made, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.
We consider the assumptions and estimates associated with recoverability of indefinite-lived and long-lived assets, the period of amortization of our content database costs, stock-based compensation and income taxes to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 of the accompanying Notes to our Consolidated Financial Statements. There have been no changes to our significant accounting policies since December 31, 2010, except as discussed below in “Recent Accounting Pronouncements.”
Recoverability of Indefinite-Lived and Long-Lived Assets
We review the recoverability of our indefinite-lived intangible assets at least annually or as indicators of impairment exist based on comparing the fair value of the asset to the carrying value of the asset in accordance with GAAP. Goodwill is currently our only indefinite-lived intangible asset. We perform our annual goodwill impairment test in the fourth quarter. Our goodwill impairment test requires the use of fair-value techniques, which are inherently subjective.
Goodwill is evaluated on an enterprise basis using the income and market value approaches. These approaches use estimated future cash flows and market multiples for revenue and earnings. Estimates are based on historical experience, anticipated operating activity, and weighted average cost of capital. Based on our analysis of goodwill in the fourth quarters of 2010, 2009 and 2008, no impairment was indicated.
We evaluate the recoverability of our long-lived assets, including content database costs, finite-lived intangible assets and property and equipment, whenever indicators of impairment exist in accordance with GAAP, which requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Our intangible assets consist of subscriber relationships and contracts, technologies, trade names and trademarks, and certain other intangible assets. Intangible assets acquired in a business combination are measured at fair value at the date of acquisition. We amortize these finite-lived intangible assets over their estimated useful lives using methods that approximate the pattern in which the underlying economic benefits are consumed. This results in an acceleration of amortization for certain intangible assets in which in a higher percentage of amortization is recognized in the early years of the intangible assets’ useful lives than in the later years.
We recognize impairment, if any, in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on our analysis of long-lived assets, a negligible impairment of long-lived assets was recognized for the years ended December 31, 2010 and 2009. We recorded impairment of approximately $1.5 million for the year ended December 31, 2008 related to a content database set we were developing for release in China. The impairment was expensed to cost of subscription revenues for the year ended December 31, 2008.
Amortization of our Content Database Costs
Our content database costs consist of historical information that has been digitized and indexed to allow subscribers to search and view our content online. Content database costs include the costs to acquire or license the historical data, costs incurred by our employees or by third parties to scan the content, costs to have the content keyed and indexed in order to be searchable and the fair value allocated to content databases in business acquisitions. Among the most utilized content collections in our databases are the United States and United Kingdom census records which are ordinarily released by government entities every ten years. We amortize our content database costs on a straight-line basis over ten years beginning after the content is released for viewing on our Web sites.

Stock-Based Compensation
We have stock-based compensation plans which allow for the granting of stock options and other stock-based awards, including restricted stock units, which represent the right to receive one share of our common stock, to employees, officers, directors, and consultants. We account for stock-based compensation by amortizing the fair value of each stock-based award expected to vest over the requisite service period. The fair value of each restricted stock unit is based on the closing price of our common stock on the date of grant. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires various assumptions including fair value of the underlying stock, volatility, expected option life, risk-free interest rate, and expected dividends. As of each stock option grant date, we review an average of the disclosed year-end volatility of our own common stock and a group of companies that we considered peers based on a number of factors including, but not limited to, similarity to us with respect to industry, business model, stage of growth, financial risk or other factors, along with considering the future plans of our company to determine the appropriate volatility. The expected life is based on our historical stock option activity. The risk-free interest rate is determined by reference to the United States Treasury rates with the remaining term approximating the expected life assumed at the date of grant. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. We estimate the forfeiture rate based on our historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. If any of the assumptions used in the Black-Scholes model change significantly or actual forfeiture rate is different than our estimate, stock-based compensation expense may differ materially in the future from that recorded in the current period.
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
Income Taxes
We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. GAAP has a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon settlement.
Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate or changes in tax laws. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.
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

Results of Operations
The following table sets forth, for the periods presented, our consolidated statements of income for the years ended December 31, 2010, 2009 and 2008. The information in the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been derived from our audited Consolidated Financial Statements. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related Notes in this Annual Report.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues:
Subscription revenues	$281,670	$207,707	$181,391
Product and other revenues	19,261	17,195	16,200

Total revenues	300,931	224,902	197,591
Costs of revenues:
Cost of subscription revenues	46,409	40,183	38,187
Cost of product and other revenues	5,698	6,140	5,427

Total cost of revenues	52,107	46,323	43,614

Gross profit	248,824	178,579	153,977
Operating expenses:
Technology and development	42,296	36,236	33,206
Marketing and advertising	94,573	61,625	52,341
General and administrative	35,390	32,540	28,931
Amortization of acquired intangible assets	15,959	16,217	23,779

Total operating expenses	188,218	146,618	138,257

Income from operations	60,606	31,961	15,720
Other income (expense):
Interest expense	(5,083)	(6,139)	(12,355)
Interest income	386	792	872
Other income (expense), net	439	21	(8)

Income before income taxes	56,348	26,635	4,229
Income tax expense	(19,503)	(5,340)	(1,845)

Net income	$36,845	$21,295	$2,384

Net income per common share:
Basic	$0.85	$0.55	$0.06

Diluted	$0.76	$0.51	$0.06

The following table sets forth, for the periods presented, our consolidated statements of income as a percentage of total revenues. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and the related Notes in this Annual Report.

	Year Ended December 31,
	2010	2009	2008

Revenues:
Subscription revenues	93.6%	92.4%	91.8%
Product and other revenues	6.4	7.6	8.2

Total revenues	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	15.4	17.9	19.3
Cost of product and other revenues	1.9	2.7	2.8

Total cost of revenues	17.3	20.6	22.1

Gross profit	82.7	79.4	77.9
Operating expenses:
Technology and development	14.1	16.1	16.8
Marketing and advertising	31.4	27.4	26.5
General and administrative	11.8	14.5	14.7
Amortization of acquired intangible assets	5.3	7.2	12.0

Total operating expenses	62.6	65.2	70.0

Income from operations	20.1	14.2	7.9
Other income (expense):
Interest expense	(1.7)	(2.7)	(6.2)
Interest income	0.1	0.3	0.4
Other income (expense), net	0.2	0.0	(0.0)

Income before income taxes	18.7	11.8	2.1
Income tax expense	(6.5)	(2.3)	(0.9)

Net income	12.2	9.5	1.2

Years Ended December 31, 2010, 2009 and 2008
Revenues

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Subscription revenues	$281,670	$207,707	$181,391
Product and other revenues	19,261	17,195	16,200

Total revenues	$300,931	$224,902	$197,591

Subscription revenues
2010 compared to 2009. The increase in our subscription revenues of $74.0 million in the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily the result of an increase in the number of total subscribers as a result of increased gross subscriber additions, as well as an increase in average monthly revenue per subscriber on our Ancestry.com Web sites. Gross subscriber additions increased primarily as the result of successful marketing programs throughout the year and increased interest in Ancestry.com, including from NBC’s release of the U.S. version of the television show “Who Do You Think You Are?” which aired in the first and second quarters of 2010. Average monthly revenue per subscriber increased due to both an increase in the percentage of overall subscribers that are monthly subscribers which increased by 4 percentage points from 25% at December 31, 2009 to 29% at December 31, 2010, and the percentage of overall packages that are premium packages which increased by 4 percentage points from 40% at December 31, 2009 to 44% at December 31, 2010. During the year ended December 31, 2010, changes in foreign currency exchange rates did not have a significant impact on subscription revenues.

2009 compared to 2008. The increase in our subscription revenues of $26.3 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of an increase in the number of total subscribers as well as an increase in average monthly revenue per subscriber on our Ancestry.com Web sites. Average monthly revenue per subscriber increased due to both an increase in the proportion of monthly subscriptions as compared to annual subscriptions, and an increase in the proportion of premium packages as compared to basic packages, relative to prior year. During the year ended December 31, 2009, changes in foreign currency exchange rates had an unfavorable impact on subscription revenues. Had average exchange rates remained the same in the year ended December 31, 2009 as average exchange rates in effect in the year ended December 31, 2008, our reported revenues in the year ended December 31, 2009 would have been approximately 4% higher.
Product and other revenues
2010 compared to 2009. The increase in product and other revenues of $2.1 million in the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to a $1.0 million increase in revenues related to our Family Tree Maker desktop software, a $0.5 million increase in revenues from historical vital records, and a $0.4 million increase in revenues from genealogical research services.
2009 compared to 2008. The increase in product and other revenues of $1.0 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to an increase in revenues associated with Family Tree Maker of $1.9 million, the growth of historical vital records, introduced in the United Kingdom during August 2008, of $1.3 million and increased revenues from our MyCanvas.com products of $0.6 million. These increases were partially offset by decreases in our royalty revenue of $1.2 million, advertising revenue of $1.1 million and Ancestry DNA products of $0.6 million.
Cost of Revenues and Gross Profit

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenues:
Subscription revenues	$281,670	$207,707	$181,391
Product and other revenues	19,261	17,195	16,200

Total revenues	300,931	224,902	197,591
Cost of revenues:
Cost of subscription revenues	46,409	40,183	38,187
Cost of product and other revenues	5,698	6,140	5,427

Total cost of revenues	52,107	46,323	43,614

Gross profit	$248,824	$178,579	$153,977

Gross profit percentage	82.7%	79.4%	77.9%
Cost of subscription revenues
2010 compared to 2009. The increase in our cost of subscription revenues of $6.2 million in the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to a $2.0 million increase in credit card processing fees reflecting higher transaction volumes as a result of increased total subscribers, a $1.9 million increase in personnel-related costs attributable to additional Web operations personnel and a $1.9 million increase in Web server operating costs partly attributable to greater user traffic volumes.
2009 compared to 2008. The increase in our cost of subscription revenues of $2.0 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to a $1.4 million increase in our web hosting costs, an increase in Web server operating costs of $1.1 million and an increase in amortization of content database costs of $0.7 million. These increases were partially offset by the absence of impairment of content database costs in 2009 of $1.5 million as a result of a change in our strategy for our Chinese content included in 2008.

Cost of product and other revenues
2010 compared to 2009. Cost of product revenues decreased $0.4 million in the year ended December 31, 2010 as compared to the year ended December 31, 2009 despite increases in product revenues during the same period in 2010. The decrease was primarily due to a decline in the volume of DNA products sold and a change in our distribution agreement for our Family Tree Maker software product to a royalty-based arrangement which eliminated our costs of product revenues for retail copies sold. These cost decreases were partially offset by an increase in personnel-related costs primarily associated with genealogical research services.
2009 compared to 2008. The increase in our cost of product revenues of $0.7 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily a result of the growth and increased revenues of historical vital records, introduced in the United Kingdom in August 2008, and our MyCanvas.com products, which resulted in an increase in cost of product revenues of $1.0 million. Additionally, shipping costs increased $0.4 million. These increases were partially offset by a decrease in costs associated with our DNA products of $0.5 million.
Operating Expenses

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating expenses:
Technology and development	$42,296	$36,236	$33,206
Marketing and advertising	94,573	61,625	52,341
General and administrative	35,390	32,540	28,931
Amortization of acquired intangible assets	15,959	16,217	23,779

Total operating expenses	$188,218	$146,618	$138,257

Technology and development
2010 compared to 2009. The increase in technology and development expenses of $6.1 million in the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily the result of an increase in personnel-related expenses resulting from a 24% increase in the number of technology and development personnel at December 31, 2010 as compared to December 31, 2009.
2009 compared to 2008. The increase in technology and development expenses of $3.0 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of an increase in personnel-related expenses resulting from an increase in the number of technology and development personnel at December 31, 2009 as compared to December 31, 2008.
Marketing and advertising
2010 compared to 2009. The increase in marketing and advertising expenses of $32.9 million in the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to an increase of $15.1 million in television ad campaigns, an increase of $11.9 million in online advertising expenses and an increase of $4.0 million in sponsorship and affiliate expenses resulting from our expanded marketing efforts focused in both domestic and international markets. These were in part attributable to advertising and product integration costs incurred in connection with the U.S. version of the television show “Who Do You Think You Are?” In addition, personnel-related costs increased $1.3 million primarily due to a 13% increase in the number of marketing and advertising personnel at December 31, 2010 as compared to December 31, 2009.
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
General and administrative
2010 compared to 2009. General and administrative expenses increased $2.9 million in the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was primarily due to a $2.1 million increase in operating costs, including costs associated with operating as a public company, $1.4 million of costs related to business acquisition activities and $1.0 million in offering costs to register shares of our common stock on behalf of certain existing stockholders in the November 2010 underwritten secondary offering. In addition, foreign currency gains and losses changed $0.5 million from a gain of $0.4 million in the year ended December 31, 2009 to a loss of $0.1 million in the year ended December 31, 2010. These 2010 increases were partially offset by the absence of a non-recurring $2.3 million settlement of a claim related to a content index in the third quarter of 2009.

2009 compared to 2008. The increase in general and administrative expenses of $3.6 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of a settlement of a claim related to a content index, which resulted in an expense of $2.3 million, to increased personnel-related costs of $1.1 million due to an increase in the number of general and administrative personnel and to increased outside services such as consultants, legal services and accounting fees of $0.9 million. These increases were partially offset by a change in foreign currency gains and losses of $0.8 million from a loss of $0.4 million in the year ended December 31, 2008 to a gain of $0.4 million in the year ended December 31, 2009.
Amortization of acquired intangible assets
2010 compared to 2009. Amortization of acquired intangible assets decreased slightly in the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to a $1.4 million decrease in the amortization of intangible assets acquired in prior years. This decrease was due to the amortization on an accelerated basis of certain intangible assets, resulting in a higher amortization expense earlier in the intangible assets useful lives. This decrease was nearly fully offset by $1.2 million in amortization related to intangible assets acquired as part of business acquisitions in 2010.
2009 compared to 2008. The decrease in amortization of acquired intangible assets of $7.6 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was due to the amortization on an accelerated basis of certain intangible assets, resulting in a higher amortization expense earlier in the intangible assets useful lives.
Other Income (Expense) and Income Tax Expense

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Other income (expense):
Interest expense	$(5,083)	$(6,139)	$(12,355)
Interest income	386	792	872
Other income (expense), net	439	21	(8)
Income tax expense	(19,503)	(5,340)	(1,845)
Other data:
Effective tax rate	34.6%	20.0%	43.6%
Interest expense
2010 compared to 2009. Interest expense decreased $1.1 million in the year ended December 31, 2010 as compared to the year ended December 31, 2009. On September 9, 2010, we terminated and paid in full all amounts outstanding under our previous credit facility, which contributed to our carrying a lower average debt balance throughout 2010 as compared to 2009, and resulted in decrease of our cash interest expense of $2.6 million. However, this decrease was offset by higher non-cash interest expense due to the acceleration of $1.3 million of deferred financing costs as a result of the termination of our previous credit facility.
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
Interest income
2010 compared to 2009. The decrease in interest income of $0.4 million in the year ended December 31, 2010 as compared to the year ended December 31, 2009 was due to the prior year benefiting from $0.5 million earned on an income tax refund received in the second quarter of 2009.
2009 compared to 2008. Interest income decreased slightly in the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to lower interest rates received on cash, cash equivalents and short-term investments in 2009. The decrease was offset by interest income on an income tax refund received in the second quarter of 2009.
Other income (expense), net
2010 compared to 2009. The increase in other income of $0.4 million in the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to the settlement of a forward contract for Swedish kronor related to the acquisition of Genline, which resulted in a gain of $0.4 million in the third quarter of 2010.

2009 compared to 2008. Other income (expense) was not significant in either of the years ended December 31, 2009 or 2008.
Income tax expense
Income tax expense for the year ended December 31, 2010 was $19.5 million. Our effective tax rate of 34.6% differed from the federal statutory rate of 35%. Research and development tax credits and other items resulted in a reduction of our effective tax rate by 3.4 percentage points and 0.2 percentage points, respectively. State income taxes resulted in an increase of our effective tax rate by 2.1 percentage points. Foreign income taxes resulted in an increase of our effective tax rate by 1.1 percentage points primarily due to net operating losses in foreign jurisdictions for which no income tax benefit has been recognized.
Income tax expense for the year ended December 31, 2009 was $5.3 million. Our effective tax rate of 20.0% differed from the federal statutory rate of 35% primarily due to a reduction of our effective tax rate by 19.4 percentage points resulting from the utilization of net operating losses previously thought to be limited due to previous ownership changes. This decrease was partially offset by foreign income taxes, which increased our effective tax rate by 1.4 percentage points as a result of net operating losses in foreign jurisdictions for which no income tax benefit has been recognized, and other items which increased our effective tax rate by 3.0 percentage points.
Unaudited Quarterly Results of Operations
The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2010. This unaudited quarterly consolidated information has been prepared on the same basis as our audited Consolidated Financial Statements, and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read this table in conjunction with our Consolidated Financial Statements and the related Notes located elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future periods.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands, except per share data)

Consolidated Statements of Income Data:
Revenues:
Subscription revenues	$77,327	$74,239	$70,544	$59,560	$55,201	$52,603	$50,719	$49,184
Product and other revenues	5,408	5,076	3,916	4,861	4,908	4,384	3,854	4,049

Total revenues	82,735	79,315	74,460	64,421	60,109	56,987	54,573	53,233
Cost of revenues:
Cost of subscription revenues	12,413	11,267	11,228	11,501	10,428	10,033	9,966	9,756
Cost of product and other revenues	1,769	1,155	1,280	1,494	1,927	1,389	1,310	1,514

Total cost of revenues	14,182	12,422	12,508	12,995	12,355	11,422	11,276	11,270

Gross profit	68,553	66,893	61,952	51,426	47,754	45,565	43,297	41,963
Operating expenses:
Technology and development	11,849	10,528	9,992	9,927	9,546	9,142	8,692	8,856
Marketing and advertising	23,512	24,125	24,490	22,446	17,399	14,240	15,065	14,921
General and administrative	10,475	9,141	8,032	7,742	7,971	10,229	6,777	7,563
Amortization of acquired intangible assets	4,810	3,791	3,679	3,679	4,052	4,052	4,055	4,058

Total operating expenses	50,646	47,585	46,193	43,794	38,968	37,663	34,589	35,398

Income from operations	17,907	19,308	15,759	7,632	8,786	7,902	8,708	6,565
Other income (expense):
Interest expense	(187)	(2,187)	(1,493)	(1,216)	(1,355)	(1,428)	(1,515)	(1,841)
Interest income	46	201	76	63	46	48	567	131
Other income (expense), net	41	401	(12)	9	7	4	2	8

Income before income taxes	17,807	17,723	14,330	6,488	7,484	6,526	7,762	4,863
Income tax benefit (expense)	(5,256)	(5,914)	(5,807)	(2,526)	1,587	(2,485)	(3,082)	(1,360)

Net income	$12,551	$11,809	$8,523	$3,962	$9,071	$4,041	$4,680	$3,503

Net income per share:
Basic	$0.28	$0.27	$0.20	$0.09	$0.22	$0.11	$0.12	$0.09

Diluted	$0.25	$0.24	$0.18	$0.08	$0.20	$0.10	$0.12	$0.09

Weighted average shares outstanding
Basic	45,125	43,984	42,764	42,459	40,857	38,327	38,287	38,226

Diluted	49,980	48,774	48,015	47,454	45,458	41,059	40,159	39,139

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2010 as a percentage of revenues. You should read this table in conjunction with our Consolidated Financial Statements and the related Notes located elsewhere in this Annual Report.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009

Consolidated Statements of Income Data:
Revenues:
Subscription revenues	93.5%	93.6%	94.7%	92.5%	91.8%	92.3%	92.9%	92.4%
Product and other revenues	6.5	6.4	5.3	7.5	8.2	7.7	7.1	7.6

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription revenues	15.0	14.2	15.1	17.9	17.4	17.6	18.3	18.3
Cost of product and other revenues	2.1	1.5	1.7	2.3	3.2	2.4	2.4	2.9

Total cost of revenues	17.1	15.7	16.8	20.2	20.6	20.0	20.7	21.2

Gross profit	82.9	84.3	83.2	79.8	79.4	80.0	79.3	78.8
Operating expenses:
Technology and development	14.4	13.3	13.4	15.4	15.9	16.0	15.9	16.7
Marketing and advertising	28.4	30.4	32.9	34.9	28.9	25.0	27.6	28.0
General and administrative	12.7	11.5	10.8	12.0	13.3	18.0	12.4	14.2
Amortization of acquired intangible assets	5.8	4.8	4.9	5.7	6.7	7.1	7.4	7.6

Total operating expenses	61.3	60.0	62.0	68.0	64.8	66.1	63.3	66.5

Income from operations	21.6	24.3	21.2	11.8	14.6	13.9	16.0	12.3
Other income (expense):
Interest expense	(0.2)	(2.8)	(2.1)	(1.8)	(2.2)	(2.5)	(2.8)	(3.5)
Interest income	0.1	0.3	0.1	0.1	0.1	0.1	1.0	0.3
Other income (expense), net	—	0.5	—	—	—	—	—	—

Income (loss) before income taxes	21.5	22.3	19.2	10.1	12.5	11.5	14.2	9.1
Income tax benefit (expense)	(6.3)	(7.4)	(7.8)	(3.9)	2.6	(4.4)	(5.6)	(2.5)

Net income	15.2	14.9	11.4	6.2	15.1	7.1	8.6	6.6

The following table presents a reconciliation of adjusted EBITDA and free cash flows to net income, the most comparable GAAP measure and other financial data, for each of the quarters indicated. For additional information, please see the discussion of adjusted EBITDA and free cash flow in Item 6 “Selected Consolidated Financial Data.”

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands)

Reconciliation of adjusted EBITDA and free cash flow to net income:
Net income	$12,551	$11,809	$8,523	$3,962	$9,071	$4,041	$4,680	$3,503
Interest expense, net	141	1,986	1,417	1,153	1,309	1,380	948	1,710
Income tax (benefit) expense	5,256	5,914	5,807	2,526	(1,587)	2,485	3,082	1,360
Depreciation expense	3,418	2,751	2,740	2,864	2,844	2,762	2,687	2,643
Amortization expense	6,813	5,691	5,509	5,513	5,868	5,805	5,771	5,770
Stock-based compensation	1,528	1,275	1,262	1,004	1,209	1,462	1,277	1,526
Other (income) expense, net	(41)	(401)	12	(9)	(7)	(4)	(2)	(8)

Adjusted EBITDA	$29,666	$29,025	$25,270	$17,013	$18,707	$17,931	$18,443	$16,504

Capitalization of content database costs	(5,340)	(3,393)	(2,349)	(2,792)	(3,543)	(2,183)	(1,886)	(1,786)
Purchase of property and equipment	(5,071)	(4,269)	(2,221)	(1,407)	(5,796)	(1,415)	(3,546)	(2,605)
Cash paid for interest	(117)	(1,051)	(476)	(1,001)	(1,116)	(1,208)	(1,388)	(4,028)
Cash paid for income taxes	(4,783)	(164)	(5,778)	(403)	(2,487)	(4,029)	(4,919)	(37)

Free cash flow	$14,355	$20,148	$14,446	$11,410	$5,765	$9,096	$6,704	$8,048

Stock-based compensation expense included in:
Cost of subscription revenues	$60	$57	$49	$28	$18	$17	$32	$29
Technology and development	654	550	490	397	408	388	360	475
Marketing and advertising	283	204	118	68	97	104	81	88
General and administrative	531	464	605	511	686	953	804	934

Total stock-based compensation expense	$1,528	$1,275	$1,262	$1,004	$1,209	$1,462	$1,277	$1,526

The following table presents our key business metrics for the eight quarters ended December 31, 2010.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009

Key Business Metrics:

Total subscribers	1,394,910	1,376,974	1,310,562	1,211,978	1,066,123	1,028,180	990,959	959,411
Gross subscriber additions	202,509	251,738	290,589	279,100	165,241	159,795	160,394	188,561
Monthly churn	3.9%	4.0%	4.3%	3.3%	3.6%	3.6%	3.8%	4.3%
Subscriber acquisition cost	$96.87	$81.58	$74.04	$69.57	$85.21	$70.55	$73.27	$62.23
Average monthly revenue per subscriber	$17.78	$17.75	$18.02	$16.70	$16.67	$16.48	$16.42	$16.46
Liquidity and Capital Resources
As of December 31, 2010, we had $165.5 million of total liquidity, comprised of $65.5 million in cash and cash equivalents and the ability to borrow $100.0 million under a new three-year $100 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions. Cash and cash equivalents are comprised of high quality investments including money market funds. Note 2 of the accompanying Notes to our Consolidated Financial Statements describes further the composition of our cash and cash equivalents and short-term investments. Note 6 to our Consolidated Financial Statements describes further the terms of our new revolving credit facility.
On November 4, 2009, we commenced our initial public offering and completed the offering on November 10, 2009. We received net proceeds of $47.8 million from the offering, after deducting the underwriting discounts and commissions and offering expenses payable by us. Except for our initial public offering, we have funded our operations primarily from cash flows from operations during the last three years, which has satisfied all of our cash requirements.
On September 9, 2010, we terminated and paid in full the $76.2 million outstanding under our previous credit facility from cash on hand, including the proceeds from our initial public offering. Also on September 9, 2010, in connection with the payoff of the previous credit facility, we entered into our new $100.0 million revolving credit facility. Our new revolving credit facility includes a $5.0 million sublimit for the issuance of letters of credit and a $7.0 million sublimit for swingline loans. As of December 31, 2010, we had not drawn against the new credit facility.
Our primary uses of cash include operating costs such as personnel-related expenses, marketing and advertising, capital expenditures related to content databases, equipment and business acquisitions, expansion of new markets and businesses and Web hosting costs, the repurchase of approximately $25.0 million of shares in November 2010 and payments related to our previous credit facility. Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:
•	the levels of advertising and promotion required to retain and acquire subscribers;

•	the development of new services;

•	market acceptance of our services;

•	the launch of additional services and improvement of our competitive position in the marketplace;

•	the level of new content acquisition required to retain and acquire subscribers;

•	the expansion of our development and marketing organizations;

•	our engaging in additional business acquisitions;

•	amounts we must spend to integrate and operate acquired businesses;

•	stock repurchases by us;

•	the building of infrastructure necessary to support our growth; and

•	our relationships with subscribers and vendors.

We have experienced increases in our expenditures in connection with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We expect cash on hand, internally generated cash flow, and available credit from our new credit facility will provide adequate funds for operating and recurring cash needs (e.g., working capital, and capital expenditures) for at least the next 12 months.
Summary cash flow information for cash and cash equivalents and short-term investments for the years ended December 31, 2010, 2009 and 2008 is set forth below. For the purpose of this cash flow analysis, we have included our highly liquid short-term investments, which we believe we can readily convert to cash on a short-term basis. We consider cash, cash equivalents and short-term investments in evaluating our overall cash position.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net cash and cash equivalents and short-term investments provided by (used in):
Operating activities	$105,941	$67,604	$55,245
Investing activities	(41,432)	(22,760)	(20,586)
Financing activities	(99,306)	15,348	(6,814)
Effect of changes in foreign currency exchange rates on cash and cash equivalents and short-term investments	44	—	—

Increase (decrease) in cash and cash equivalents and short-term investments	$(34,753)	$60,192	$27,845

Cash Flow Analysis
Sources and Uses of Cash
Cash and cash equivalents and short-term investments decreased $34.8 million to $65.5 million in the year ended December 31, 2010 as compared to an increase of $60.2 million in the year ended December 31, 2009. This decrease was primarily due to our paying in full the previous credit facility on September 9, 2010. Cash and cash equivalents and short-term investments were $100.3 million at December 31, 2009 and $40.1 million at December 31, 2008. During each of the three-years, net cash provided by operating activities was used primarily for debt repayments, investments in capital and content databases. In 2010, it was also used to make repurchases of our common stock and to acquire businesses.
Net Cash Provided by Operating Activities
For the year ended December 31, 2010, net cash provided by operating activities was $105.9 million, an increase of $38.3 million compared to the year ended December 31, 2009. Net cash provided by operating activities consists of net income as adjusted for non-cash expenses and changes in operating assets and liabilities. Net income was $36.8 million for the year ended December 31, 2010, an increase of $15.6 million over the year ended December 31, 2009. Our non-cash expenses, including depreciation, amortization of content database costs, amortization of acquired intangible assets, amortization of deferred financing costs, stock-based compensation and deferred income taxes, totaled $43.8 million, an increase of $8.1 million over the year ended December 31, 2009. Our net cash provided by changes in operating assets and liabilities, excluding deferred revenue, totaled $8.2 million, an increase of $6.1 million. The change in our deferred revenue, which represents cash received from subscribers but not yet recognized in revenue, totaled $17.1 million, an increase of $8.6 million over the year ended December 31, 2009. The change in deferred revenue increased primarily due to the growth in subscribers and the increase in the proportion of premium packages over basic packages partially offset by a change in proportion from annual to monthly subscriptions.
For the year ended December 31, 2009, net cash provided by operating activities was $67.6 million, an increase of $12.4 million as compared to the year ended December 31, 2008. Net income was $21.3 million for the year ended December 31, 2009, an increase of $18.9 million over the year ended December 31, 2008. Non-cash expenses, including depreciation, amortization of content database costs, amortization of acquired intangible assets, stock-based compensation and amortization of deferred financing costs, totaled $40.5 million for year ended December 31, 2009 for a decrease of $7.3 million from the year ended December 31, 2008. Additionally, an increase in the change in deferred revenue of $4.1 million, contributed to the increase in cash provided by operating activities.
For the year ended December 31, 2008, net cash provided by operating activities was $55.2 million. Net income was $2.4 million for the year ended December 31, 2008. Non-cash expenses, including depreciation, amortization of content database costs, amortization of acquired intangible assets, stock-based compensation, impairment of content database costs and amortization of deferred financing costs, totaled $47.8 million. Additionally, an increase in deferred revenue of $4.4 million, contributed to the cash provided by operating activities. The increase in cash provided by operating activities in 2008 of $17.7 million was due primarily to an increase in non-cash amortization of $21.0 million.

Net Cash Used in Investing Activities
For the year ended December 31, 2010, net cash used in investing activities totaled $41.4 million, an increase of $18.7 million as compared to the year ended December 31, 2009. Net cash used in investing activities consisted of business acquisitions and investments in capital equipment and content databases. The increase in net cash used in investing activities was due to $14.6 million in cash used to acquire iArchives, Genline and ProGenealogists and an increase of $4.5 million in cash used to acquire content database as compared to the year ended December 31, 2009.
For the year ended December 31, 2009, net cash used in investing activities totaled $22.8 million and consisted of investments in capital equipment and content databases. Net cash used in investing activities increased $2.2 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase in net cash used in investing activities is primarily due to increased purchases of capital equipment during the year ended December 31, 2009.
For the year ended December 31, 2008, net cash used in investing activities totaled $20.6 million and consisted of investments in capital equipment and content database costs. Acquisition of capital equipment remained relatively constant and the investment in content database costs modestly declined between 2008 and 2007.
Net Cash Provided by or Used in Financing Activities
For the year ended December 31, 2010, net cash used in financing activities totaled $99.3 million, a change of $114.7 million from net cash provided by financing activities which totaled $15.3 million in the year ended December 31, 2009. Net cash used in financing activities consisted primarily of principal payments on long-term debt of $100.0 million and repurchases of common stock of $25.0 million, which was partially offset by proceeds from stock option exercises of $13.5 million and excess tax benefits from stock-based compensation of $12.9 million.
For the year ended December 31, 2009, net cash provided by financing activities totaled $15.3 million and consisted primarily of net proceeds from our initial public offering in November 2009 and to a lesser extent proceeds from stock option exercises partially offset by net cash uses of principal payments on long-term debt and, to a lesser extent, payments to repurchase common stock. Net cash provided by financing activities increased $22.1 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase was due to net proceeds from our initial public offering of $47.8 million partially offset by increased debt principal payments of $26.0 million.
For the year ended December 31, 2008, net cash used in financing activities totaled $6.8 million and consisted primarily of principal payments on long-term debt and to a lesser extent repurchases of common stock, partially offset by stock option exercises.
Contractual obligations
The following table summarizes our principal contractual obligations as of December 31, 2010:

		Payments Due by Period
		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating leases	$11,817	$2,803	$4,522	$3,937	$555
Co-location service agreement	6,582	3,291	3,291	—	—
Capital leases	498	330	168	—	—

Total contractual cash obligations(1)	$18,897	$6,424	$7,981	$3,937	$555

(1)	Amounts exclude uncertain tax position liability of $0.9 million, for which timing of payments are not determinable.

Outstanding purchase orders, which represent authorizations to purchase goods and services that are not legally binding, are not included in contractual obligations. We believe current cash balances, cash generated by future operating activities, and cash available under our current credit facility will be sufficient to meet our contractual cash obligations and other operating cash requirements in 2011.
Long-term debt
On September 9, 2010, we terminated and paid in full the $76.2 million outstanding under our previous credit facility from cash on hand, including the proceeds from our initial public offering. Also, on September 9, 2010, in connection with the payoff of the previous credit facility, we entered into a new three-year $100.0 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent and certain other financial institutions. The new credit facility includes a $5.0 million sublimit for the issuance of letters of credit and a $7.0 million sublimit for swingline loans.
Interest under the new credit facility is variable generally based on the London Interbank Offer Rate (“LIBOR”) or the base rate (defined as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Bank of America prime rate and (c) the Eurodollar rate plus 1.00%), plus a margin based on our consolidated leverage ratio. Each swingline loan bears interest at the base rate plus a margin.
The new credit facility matures September 9, 2013 and is secured by a first-priority security interest in all of the capital stock of our wholly-owned domestic subsidiaries and 65% of the capital stock of our material foreign subsidiaries, as well as our currently owned and hereafter acquired real and personal property assets and those of our wholly-owned domestic subsidiaries. Borrowings under the new credit facility may be used to finance the on-going working capital needs of the company and its subsidiaries and for general corporate purposes, including permitted business acquisitions and capital expenditures.
The new credit facility contains financial and other covenants, including but not limited to, limitations on indebtedness, liens, mergers, asset sales, dividends and other payments in respect of equity interests, capital expenditures, investments and affiliate transactions (subject to qualifications and baskets) as well as a minimum fixed charge coverage ratio and a maximum senior secured leverage ratio. A violation of these covenants or the occurrence of certain other events could result in a default permitting the termination of the lenders’ commitments under the credit facility and/or the acceleration of any loan amounts then outstanding. We were in compliance with all financial and other covenants at December 31, 2010. Note 6 to our Consolidated Financial Statements describes further the terms of the new credit facility.
Off-balance sheet arrangements
We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as part of our ongoing business. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.
Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. The terms of such obligations may vary. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with certain directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”), issued new fair value measurements and disclosures standards to increase the transparency of these measures. The standards revise two disclosure requirements concerning fair value measurements and clarify two others. They require separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. They will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. Our disclosures about fair value measurements are presented in Note 12, Fair Value Measurements. These new disclosure requirements were effective for the quarter ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of the new standards did not have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables. The new standards permit entities to use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence of fair value or when third-party evidence of selling price is not available. Additionally, these new standards modify the manner in which the selling price is allocated across the separately identified deliverables by no longer permitting the residual method of allocating the selling price. The requirements of these new standards are to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We do not expect that the adoption of these standards will have a material impact on our consolidated financial position, results of operations or cash flows.
In December 2010, the FASB issued amended standards relating to the disclosure of supplementary pro forma information for material business acquisitions. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. The requirements of the amendment are to be applied for business acquisitions for which the acquisition date is on or after the beginning of the fiscal year beginning on or after December 15, 2010. As this amendment only requires enhanced disclosures, the standard will not have a material impact on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business which currently are comprised primarily of foreign currency exchange rate risks.
We have foreign currency exchange rate risks related to our revenues and operating expenses denominated in currencies other than the United States dollar. We pay the majority of our non-United States dollar expenses from revenues earned in the relevant currency. Our profits earned in foreign currencies may therefore be subject to foreign currency exchange rate risk. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we have not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk relating to the revenues and operating expenses in foreign currencies. It is difficult to predict the impact hedging activities would have on our results of operations.
While we have not entered into derivative instruments related to our revenues and operating expenses in foreign currencies, we entered into a forward contract to purchase 53 million Swedish kronor in connection with the acquisition of Genline. We entered into the forward contract to lock in the amount of U.S. dollars required to settle the transaction and acquire Genline. We did not qualify the contract for hedge accounting and therefore the fair value gains and losses on the contract are recorded in net income. In July 2010, the forward contract was settled resulting in a gain of approximately $0.4 million.
On September 9, 2010, we terminated and paid in full the $76.2 million outstanding under our previous credit facility from cash on hand, including the proceeds from our initial public offering. Until such time as we draw down on our new credit facility, our exposure to interest rate risk is minimal.
The carrying amount of cash and cash equivalents, short-term investments, trade receivables and other current assets approximates fair value due to the short-term maturities of these instruments. The fair values of all other financial instruments approximate their book values as the instruments are short-term in nature or contain market rates of interest.

Item 8.	Financial Statements and Supplementary Data
The Consolidated Financial Statements required by Item 8 are submitted as a separate section of this Annual Report beginning on page F-1. See Item 15, “Exhibits and Financial Statement Schedules” and the supplementary information under the caption “Quarterly Results of Operations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of December 31, 2010. Our management’s assessment excluded our acquisitions of iArchives, ProGenealogists and Genline, which we acquired on October 20, 2010, August 6, 2010 and July 15, 2010, respectively. For the year ended December 31, 2010, these subsidiaries provided total revenues of $2.0 million and net loss of $2.4 million, which is considered immaterial to our Consolidated Financial Statements. In accordance with guidance issued by the SEC, companies are permitted to exclude business acquisitions from their assessment of internal controls over financial reporting during the year of acquisition to give management time to assess and implement controls in acquired businesses.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting which is included below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ancestry.com Inc.
We have audited Ancestry.com Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ancestry.com Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of iArchives, ProGenealogists, and Genline, which are included in the 2010 consolidated financial statements of Ancestry.com Inc. and constituted $41.5 million and $38.8 million of total and net assets, respectively, as of December 31, 2010 and $2.0 million of revenues and $2.4 million of net loss, for the year then ended. iArchives, ProGenealogists, and Genline were acquired by Ancestry.com Inc. in 2010. Our audit of internal control over financial reporting of Ancestry.com Inc. also did not include an evaluation of the internal control over financial reporting of iArchives, ProGenealogists and Genline.
In our opinion, Ancestry.com Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ancestry.com Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 8, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Salt Lake City, Utah
March 8, 2011
(c) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and executive officers, our Audit Committee and its members and Audit Committee financial expert is incorporated by reference from the information contained under the caption “Proposal One: Election of Directors” and elsewhere in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2011 Annual Meeting of Stockholders.

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
The information required by this item with respect to the compensation of directors and executive officers is incorporated by reference from the information contained under the captions “Proposal One: Election of Directors — Compensation of Board of Directors” and “Executive Compensation” in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The information required by this item with respect to the compensation committee interlocks and insider participation is incorporated by reference from the information contained under the caption “Proposal One: Election of Directors — Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2011 Annual Meeting of Stockholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under existing equity compensation plans (shares in thousands).

C
	A		B	Number of Securities Remaining
	Number of Securities to be		Weighted Average	Available for Future Issuance
	Issued Upon exercise of		Exercise Price of	Under Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column A)

Equity compensation plans approved by security holders	7,792	(1)	$6.07	2,738	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	7,792		$6.07	2,738

(1)	Consists of awards granted under the 2009 Stock Incentive Plan, the Generations Holding, Inc. 2008 Stock Purchase and Option Plan, the MyFamily.com, Inc. 2004 Stock Plan, the MyFamily.com, Inc. Executive Stock Plan and the MyFamily.com, Inc. 1998 Stock Plan.

(2)	The 2009 Stock Incentive Plan is subject to an automatic annual increase on the first day of each fiscal year beginning in 2010 and thereafter by a number of shares of common stock equal to 4% of the number of outstanding shares of common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares of common stock prescribed by the Board of Directors with respect to a particular calendar year. It is also subject to increase by the number of shares that cease to be subject to awards under the other option and incentive plans (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares of common stock).

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from information contained under the caption “Related Party Transactions” in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The information required by this item with respect to director independence is incorporated by reference from information contained under the caption “Proposal One: Election of Directors — Director Independence” in the Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the information under the caption “Proposal Four: Ratification of the Appointment of Ernst & Young, LLP (“Ernst & Young”) as Our Independent Registered Public Accounting Firm for the Fiscal Year Ended December 31, 2011” in the Proxy Statement for our 2011 Annual Meeting of Stockholders.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report.:
(1) Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
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

			Incorporated by Reference
Exhibit						Exhibit	Filed
Number		Exhibit Description	Form	File No.	Filing Date	Number	Herewith

3.1		Amended and Restated Certificate of Incorporation	S-1/A	333-160986	Nov. 2, 2009	3.2
3.2		Amended and Restated Bylaws	S-1/A	333-160986	Oct. 20, 2009	3.2
4.1		Form of Common Stock Certificate	S-1/A	333-160986	Oct. 6, 2009	4.1
4.2		Registration Rights Agreement, dated December 5, 2007, by and among Generations Holding, Inc., certain Spectrum Group Stockholders and certain Other Stockholders.	S-1/A	333-160986	Sept. 15, 2009	10.14
4.3		Amendment No. 1, dated October 28, 2010, to Registration Rights Agreement, by and among Ancestry.com Inc. (formerly known as Generations Holding, Inc.), certain Spectrum Group Stockholders and certain Other Stockholders, dated December 5, 2007.	10-Q	001-34518	Nov. 2, 2010	4.2
4.4		Registration Rights Agreement, dated October 20, 2010, by and among Century Capital Partners II, L.P., Canopy Ventures I, L.P. and certain other Stockholders of iArchives, Inc.	10-Q	001-34518	Nov. 2, 2010	4.1
10.1	†	MyFamily.com, Inc. 1998 Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.1
10.2	†	MyFamily.com, Inc. 2004 Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.2
10.3	†	MyFamily.com, Inc. Executive Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.3
10.4	†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan.	S-1/A	333-160986	Sept. 15, 2009	10.4
10.5	†	Amendment No. 1 to Generations Holding, Inc. 2008 Stock Purchase and Option Plan.					X
10.6	†	Ancestry.com Inc. 2009 Stock Incentive Plan.	S-1/A	333-160986	Sept. 15, 2009	10.5
10.7	†	Amendment No. 1 to Ancestry.com Inc. 2009 Stock Incentive Plan.					X

			Incorporated by Reference
Exhibit						Exhibit	Filed
Number		Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10.8	†	MyFamily.com, Inc. 1998 Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.6
10.9	†	MyFamily.com, Inc. 2004 Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.7
10.10	†	MyFamily.com, Inc. Executive Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.8
10.11	†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.9
10.12	†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement for Non-U.S. Employees.	S-1/A	333-160986	Sept. 15, 2009	10.10
10.13	†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Restricted Stock Units.	10-Q	001-34518	May 7, 2010	10.1
10.14	†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Restricted Stock.	10-Q	001-34518	May 7, 2010	10.2
10.15	†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Nonqualified Stock Option.	S-1/A	333-160986	Sept. 15, 2009	10.12
10.16	†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Incentive Stock Options.	S-1/A	333-160986	Sept. 15, 2009	10.13
10.17	†	Ancestry.com Inc. Description of 2010 Performance Incentive Program.	10-Q	001-34518	May 7, 2010	10.3
10.18		Stockholders Agreement, by and among Generations Holding, Inc., certain Spectrum Group Stockholders and certain Other Stockholders, dated December 5, 2007.	S-1/A	333-160986	Sept. 15, 2009	10.15
10.19		Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.	10-Q	001-34518	Nov. 2, 2010	10.1

			Incorporated by Reference
Exhibit						Exhibit	Filed
Number		Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10.20		Joinder Agreement, dated as of January 26, 2011, by and between iArchives, Inc. and Bank of America, N.A.					X
10.21	†	Form of Indemnification Agreement to be entered into with each director, the CEO, CFO and the GC.	S-1/A	333-160986	Oct. 20, 2009	10.19
10.22	†	Employment Letter by and between Timothy Sullivan and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.20
10.23	†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated July 20, 2009, between Timothy Sullivan and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.3
10.24	†	Employment Letter by and between Howard Hochhauser and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.21
10.25	†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated July 20, 2009, between Howard Hochhauser and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.4
10.26	†	Employment Letter by and between Joshua Hanna and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.22
10.27	†	Employment Letter by and between Joshua Hanna and Ancestry.com Inc., dated July 22, 2010.	10-Q	001-34518	Nov. 2, 2010	10.2
10.28	†	Employment Letter by and between David Rinn and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.23
10.29	†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated July 20, 2009, between David Rinn and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.5
10.30	†	Employment Letter by and between William Stern and Ancestry.com Inc., dated June 29, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.24
10.31	†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated June 29, 2009, between William Stern and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.6

Incorporated by Reference
Exhibit						Exhibit	Filed
Number		Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10.32	†	Employment Letter by and between Christopher Tracy and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.25
10.33	†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated July 20, 2009, between Christopher Tracy and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.7
10.34	†	Employment Letter by and between Eric Shoup and Ancestry.com Inc., dated March 30, 2010.					X
10.35	†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.					X
10.36	†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Nonqualified Stock Options for Non-Employee Directors.	S-1/A	333-160986	Nov. 2, 2009	10.28
10.37	†	Generations Holdings, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement for non-employee Directors.	S-1/A	333-160986	Nov. 2, 2009	10.29
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Ancestry.com Inc.
We have audited the accompanying consolidated balance sheets of Ancestry.com Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ancestry.com Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ancestry.com Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Salt Lake City, Utah
March 8, 2011

ANCESTRY.COM INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$65,519	$66,941
Restricted cash	2,476	2,181
Short-term investments	—	33,331
Accounts receivable, net of allowances of $406 and $472 at December 31, 2010 and 2009, respectively	6,990	5,860
Income tax receivable	8,094	2,017
Deferred income taxes	3,873	8,797
Prepaid expenses and other current assets	9,243	5,380

Total current assets	96,195	124,507
Property and equipment, net	21,252	19,430
Content database costs, net	65,418	49,650
Intangible assets, net	34,281	41,484
Goodwill	303,374	285,466
Other assets	1,666	2,811

Total assets	$522,186	$523,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,451	$6,877
Accrued expenses	30,785	18,850
Escrow liability	6,193	1,763
Deferred revenues	89,301	69,711
Current portion of long-term debt	—	28,416

Total current liabilities	135,730	125,617
Long-term debt, less current portion	—	71,609
Deferred income taxes	20,571	30,117
Other long-term liabilities	2,018	1,115

Total liabilities	158,319	228,458
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 175,000 shares authorized; 45,179 and 42,416 shares issued and outstanding at December 31, 2010 and 2009, respectively	45	42
Additional paid-in capital	328,957	272,513
Accumulated other comprehensive income (loss)	643	(41)
Retained earnings	34,222	22,376

Total stockholders’ equity	363,867	294,890

Total liabilities and stockholders’ equity	$522,186	$523,348

See accompanying notes to consolidated financial statements

ANCESTRY.COM INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Revenues:
Subscription revenues	$281,670	$207,707	$181,391
Product and other revenues	19,261	17,195	16,200

Total revenues	300,931	224,902	197,591
Costs of revenues:
Cost of subscription revenues	46,409	40,183	38,187
Cost of product and other revenues	5,698	6,140	5,427

Total cost of revenues	52,107	46,323	43,614

Gross profit	248,824	178,579	153,977
Operating expenses:
Technology and development	42,296	36,236	33,206
Marketing and advertising	94,573	61,625	52,341
General and administrative	35,390	32,540	28,931
Amortization of acquired intangible assets	15,959	16,217	23,779

Total operating expenses	188,218	146,618	138,257

Income from operations	60,606	31,961	15,720
Other income (expense):
Interest expense	(5,083)	(6,139)	(12,355)
Interest income	386	792	872
Other income (expense), net	439	21	(8)

Income before income taxes	56,348	26,635	4,229
Income tax expense	(19,503)	(5,340)	(1,845)

Net income	$36,845	$21,295	$2,384

Net income per common share
Basic	$0.85	$0.55	$0.06

Diluted	$0.76	$0.51	$0.06

Weighted average common shares outstanding
Basic	43,592	38,930	38,113

Diluted	48,722	41,533	38,529

See accompanying notes to consolidated financial statements

ANCESTRY.COM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity

Balance as of January 1, 2008	38,045	$38	$213,646	$1	$(1,303)	$212,382
Exercise of stock options, net	195	—	654	—	—	654
Write-off of deferred tax asset	—	—	(36)	—	—	(36)
Stock-based compensation	—	—	4,634	—	—	4,634
Stock option adjustments affecting goodwill	—	—	239	—	—	239
Repurchase of common stock and stock awards	(23)	—	(468)	—	—	(468)
Comprehensive income:
Unrealized loss on short-term investments, net of tax	—	—	—	(1)	—	(1)
Net income	—	—	—	—	2,384	2,384

Total comprehensive income	—	—	—	—	—	2,383

Balance as of December 31, 2008	38,217	$38	$218,669	$—	$1,081	$219,788
Exercise of stock options, net	143	—	620	—	—	620
Issuance of common stock, net of costs	4,074	4	47,754	—	—	47,758
Income tax benefit from stock option exercises	—	—	45	—	—	45
Stock-based compensation	—	—	5,525	—	—	5,525
Repurchase of common stock	(18)	—	(100)	—	—	(100)
Comprehensive income:
Unrealized loss on short-term investments, net of tax	—	—	—	(41)	—	(41)
Net income	—	—	—	—	21,295	21,295

Total comprehensive income	—	—	—	—	—	21,254

Balance as of December 31, 2009	42,416	$42	$272,513	$(41)	$22,376	$294,890
Exercise of stock options, net	2,750	3	13,501	—	—	13,504
Issuance of common stock for business acquisition, net of costs	1,022	1	24,530	—	—	24,531
Income tax benefit from stock option exercises	—	—	13,336	—	—	13,336
Stock-based compensation	—	—	5,077	—	—	5,077
Repurchase of common stock	(1,009)	(1)	—	—	(24,999)	(25,000)
Comprehensive income:
Unrealized gain on short-term investments, net of tax	—	—	—	41	—	41
Foreign currency translation adjustment	—	—	—	643	—	643
Net income	—	—	—	—	36,845	36,845
Total comprehensive income	—	—	—	—	—	37,529

Balance as of December 31, 2010	45,179	$45	$328,957	$643	$34,222	$363,867

See accompanying notes to consolidated financial statements

ANCESTRY.COM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008

Operating activities:
Net income	$36,845	$21,295	$2,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,773	10,936	10,732
Amortization of content	7,579	6,997	6,267
Amortization of intangible assets	15,947	16,217	23,779
Amortization of deferred financing costs	2,438	862	871
Impairment of content databases	—	—	1,475
Deferred income taxes	975	(4,763)	1,653
Stock-based compensation expense	5,069	5,474	4,672
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(419)	(705)	(389)
Restricted cash	(69)	472	2,643
Other assets	128	(1,012)	(1,732)
Income tax receivable	(6,077)	1,072	93
Accounts payable and accrued expenses	26,822	1,410	(1,004)
Excess tax benefits from stock-based compensation	(12,948)	(45)	—
Deferred revenues	17,132	8,533	4,448
Other long-term liabilities	746	861	(647)

Net cash provided by operating activities	105,941	67,604	55,245
Investing activities:
Capitalization of content database costs	(13,874)	(9,398)	(8,965)
Purchases of property and equipment	(12,968)	(13,362)	(11,621)
Acquisitions of businesses, net of cash acquired	(14,631)	—	—
Purchases of short-term investments	(7,193)	(33,372)	—
Proceeds from sale and maturity of short-term investments	40,565	—	362

Net cash used in investing activities	(8,101)	(56,132)	(20,224)
Financing activities:
Proceeds from exercise of stock options	13,504	620	654
Proceeds from issuance of common stock	—	47,758	—
Principal payments on debt	(100,025)	(32,975)	(7,000)
Deferred financing costs from issuance of credit facility	(733)	—	—
Excess tax benefits from stock-based compensation	12,948	45	—
Repurchase of common stock	(25,000)	(100)	(468)

Net cash provided by (used in) financing activities	(99,306)	15,348	(6,814)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	44	—	—
Net increase (decrease) in cash and cash equivalents	(1,422)	26,820	28,207
Cash and cash equivalents at beginning of period	66,941	40,121	11,914

Cash and cash equivalents at end of period	$65,519	$66,941	$40,121

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,645	$7,740	$10,068
Cash paid for income taxes	11,128	11,472	279
Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on short-term investments	—	(41)	—
Capitalization of stock-based compensation	8	5	9
Issuance of common stock for business acquisition	24,568	—	—
See accompanying notes to consolidated financial statements

ANCESTRY.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
Ancestry.com Inc. (“Ancestry” or the “company”) is an online family history resource that derives revenue primarily from providing online access to digitized historical records on a subscription basis. Ancestry is a holding company and all operations are conducted by its wholly-owned subsidiaries.
Basis of Presentation
The consolidated financial statements include the accounts of the company, its wholly-owned subsidiaries and a variable interest entity and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications did not have significant impact on the consolidated financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
The company evaluates its estimates continually to determine their appropriateness, including determination of the recoverability of indefinite-lived and long-lived assets, the estimated useful lives of the company’s intangible assets, determination of fair value of stock options, income taxes, and allowances for sales returns and uncollectible accounts receivable. The company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded within the consolidated financial statements.
Revenue Recognition and Cost of Revenues
In general, the company recognizes revenue related to sales of subscriptions, products, services and advertising when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Where arrangements have multiple elements, revenue is allocated to the elements based on a relative fair value method and revenue is recognized based on the company’s policy for each respective element.
The company derives subscription revenues by providing access to its various Web sites. Subscription revenues are recognized ratably over the subscription period, ranging from one month to one year, net of estimated cancellations. Subscription fees are collected primarily from credit cards through the company’s Web sites at the beginning of the subscription period. Deferred revenues represent the amounts received in advance of the subscription period.
Revenues are also generated from sales of desktop software, physical delivery of historical vital records (birth, marriage and death certificates), DNA testing, advertising and other products and services. Sales of desktop software sold directly from the company’s Web site are recognized upon shipment, net of estimated returns, provided that collectability is reasonably assured and there are no significant performance obligations. Sales of desktop software sold in the retail channel contain multiple elements including a subscription to access the company’s online content. Revenue is allocated to the elements based on their relative fair value. The elements' fair values are determined by vendor specific objective evidence (“VSOE”) for the sale of each element on a standalone basis. The subscription element is recognized over its estimated subscription period and other product elements are recognized upon sale of the product. Product and other revenues are recognized upon shipment of the product. Service revenues, including genealogical research, DNA testing and historical document digitization, are recognized upon completion of the services. Advertising revenues are recognized based on the number of online impressions delivered. Shipping fees billed to customers are included in product and other revenues, and related shipping costs are included in cost of product and other revenues.
Cost of subscription revenues consists of personnel-related costs, which include salaries, bonuses, stock-based compensation, employer payroll taxes and employee benefits, costs of Web operations support and subscriber services employees, amortization of capitalized content database costs, credit card processing fees, depreciation of Web servers and equipment, Web site hosting costs and royalty costs on certain content licensed from others.

Cost of product and other revenues consist of direct costs of product goods sold, shipping costs, personnel-related costs of product warehouse and genealogical research personnel and credit card processing fees.
The company has established an allowance for sales returns based on historical subscription cancellations and product returns. Actual customer subscription cancellations and product returns are charged against the allowance or deferred revenue to the extent that revenue has not yet been recognized. This reserve has been reflected as a reduction of accounts receivable and revenue. In certain sales transactions, the company is required to collect and remit sales taxes. The company accounts for sales tax on a net basis and such sales taxes are not included in revenues on the consolidated statements of income.
The following table summarizes the combined activity for the allowance for sales returns and the allowance for bad debt (in thousands):

	Year Ended December 31,
	2010	2009	2008

Balance at beginning of period	$472	$394	$270
Provision	1,576	1,472	1,531
Write-offs	(1,642)	(1,394)	(1,407)

Balance at end of period	$406	$472	$394

Certain Risks and Concentrations
Financial instruments that potentially subject the company to credit risk consist principally of cash equivalents, short-term investments and accounts receivable. Cash equivalents are comprised of money market accounts. Short-term investments at December 31, 2009 consisted of investments in U.S. government agency securities. Accounts receivable are unsecured and include receivables from businesses and individual customers. No one customer accounted for more than 10% of the company’s revenues during the years ended December 31, 2010, 2009 or 2008. Two customers accounted for 17% and 12% of accounts receivable at December 31, 2010 and two customers accounted for 19% and 13% of accounts receivable at December 31, 2009. The customers that account for more than 10% of the company’s accounts receivable balances, which are not material as a percentage of revenues, are businesses with extended payment terms that are responsible for the sale of various company services and products.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.
Restricted Cash
Restricted cash consists principally of cash held in escrow from acquisitions and cash held in an escrow account as collateral for the company’s credit card processor.
Short-Term Investments
The company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All investments and cash equivalents in the portfolio are classified as “available-for-sale” and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. The company may or may not at a point in time hold securities with stated maturities greater than one year until maturity. The company considers these investments as liquid resources available for current operations when and if needed and therefore would classify them as current assets unless specifically identified as an investment to be held to maturity.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest-bearing. Accounts receivable consists of credit card charges authorized but not fully processed by the company’s credit card processors and receivables from businesses resulting from subscription services, the sale of product, advertising and earned royalties or revenue share arrangements. The company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. Allowances are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reserved, allowances are provided based upon a percentage of aged outstanding invoices. In determining these percentages, the company analyzes its historical collection experience and current economic trends.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are three years for computer equipment, purchased software, and furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets, generally five years. Repairs and maintenance costs are expensed as incurred. Major renewals and improvements that extend the useful lives of existing assets are capitalized and depreciated over their estimated useful lives. Amortization of assets acquired subject to capital leases is included in depreciation expense.
Inventory
Net inventory was $0.1 million at December 31, 2010 and 2009. Inventory is included in prepaid expenses and other current assets on the consolidated balance sheets. Inventory consists primarily of packaged software, DNA testing kits and other printed materials. Inventory is classified as finished goods and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The company maintains an allowance for excess and obsolete inventory based on historical product sales and current inventory levels.
Content Database Costs
Content databases consist of historical information that has been digitized and indexed to allow subscribers to search and view the content online. Content database costs include the costs to acquire or license the historical data, costs incurred by company employees or by third parties to scan the content, costs to have the content keyed and indexed in order to be searchable and the fair value allocated to content databases in business acquisitions. Among the most utilized content in the company’s databases are the United States and United Kingdom census records which are ordinarily released by government entities every ten years. The company amortizes content database costs on a straight-line basis over ten years after the content is released for viewing on the company’s Web sites. The amortization expense associated with content database costs is included in cost of subscription revenues in the consolidated statements of income. Costs to renew or extend the term of licensed content databases are expensed as incurred.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but rather tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Goodwill is the only indefinite lived asset of the company. The company evaluates its goodwill for impairment annually in the fourth quarter or when indicators of impairment exist. Impairment is recognized when the carrying value of goodwill exceeds the fair value of the reporting unit. As the consolidated company represents a single reporting unit, the goodwill carrying value is compared to the enterprise value as a whole. The annual evaluation of the company’s goodwill resulted in no impairment loss for the years ended December 31, 2010, 2009 and 2008.
The company amortizes its finite lived intangible assets over their estimated useful lives, ranging from 1 to 6 years using methods which approximate the pattern in which the underlying economic benefits are consumed. The amortization expense associated with acquired intangible assets is classified as amortization of acquired intangible assets in the consolidated statements of income. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.

Recoverability of Long-Lived Assets
The company reviews property and equipment and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset or asset group to future undiscounted cash flows the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset or group of assets exceeds its fair value. There was negligible impairment loss recognized in the years ended December 31, 2010 and 2009. During the year ended December 31, 2008, as a result of a change in the company’s content strategy in China, the company recorded an impairment charge of $1.5 million on its Chinese content database costs. The impairment is recorded in cost of subscription revenues on the consolidated statements of income.
Income Taxes
The company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryovers. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.
The company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Foreign Currency
The company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The financial statements of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. These translation gains and losses are included in accumulated other comprehensive income (loss).
The financial statements of foreign subsidiaries whose functional currency is the U.S. dollar are translated into U.S. dollars using period-end or historical rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Net foreign currency translation gains and (losses) are included in general and administrative expense in the accompanying consolidated statements of income and were approximately $(0.1) million, $0.6 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Net gains and (losses) related to foreign currency transactions are included in general and administrative expense in the accompanying consolidated statements of income and were de minimis, approximately $(0.2) million and approximately $(0.6) million for the years ended December 31, 2010, 2009 and 2008, respectively.
Comprehensive Income (Loss)
For the years ended December 31, 2010, 2009 and 2008, other comprehensive income (loss) includes unrealized gains and losses on short-term available-for-sale investments and translation gains and losses related to foreign subsidiaries whose functional currency is the local currency.
Stock-Based Compensation
The company has stock-based compensation plans which allow for the issuance of stock-based awards, including stock options and restricted stock units to employees, officers, directors, and consultants. Stock-based compensation is recorded by amortizing the fair value of each stock-based award expected to vest over the requisite service period. The fair value of each restricted stock unit is based on the closing price of the company’s common stock on the date of grant. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires various assumptions including fair value of the underlying stock, volatility, expected option life, risk-free interest rate, and expected dividends. In addition, assumptions are made regarding the rate of forfeiture of awards prior to vesting. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly. If any of the assumptions used in the Black-Scholes model change significantly or the actual forfeiture rate is different than the estimate, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Options issued to non-employees are expensed during the period that services are provided by the non-employees. Fair value of the stock-based compensation is measured using the stock price and other assumptions as of the earlier of the date at which a commitment for performance by the non-employee to earn the equity instrument is reached or the non-employee’s performance is complete.
External Marketing and Advertising
External marketing and advertising costs are expensed as incurred. Total external marketing and advertising expenses for the years ended December 31, 2010, 2009 and 2008 were approximately $82.5 million, $50.8 million and $42.8 million, respectively.
Research and Development
All expenditures for research and development are charged to technology and development expense as incurred.
Net Income per Common Share
Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock-based awards to acquire common stock using the treasury stock method. For the years ended December 31, 2010, 2009 and 2008, stock-based awards to acquire 0.6 million, 1.3 million and 5.1 million shares, respectively, of common stock were excluded from the diluted calculation as their impact was anti-dilutive.
A reconciliation of the numerator and the denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008

Basic net income per common share:
Net income	$36,845	$21,295	$2,384
Shares used in computation:
Weighted-average common shares outstanding	43,592	38,930	38,113

Basic net income per common share	$0.85	$0.55	$0.06

Diluted net income per common share:
Net income	$36,845	$21,295	$2,384
Shares used in computation:
Weighted-average common shares outstanding	43,592	38,930	38,113
Dilutive stock-based awards	5,130	2,603	416

Weighted-average number of diluted common shares	48,722	41,533	38,529

Diluted net income per common share	$0.76	$0.51	$0.06

Variable Interest Entity
Variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs with which the company is involved are evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIEs for financial reporting purposes.
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

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”), issued new fair value measurements and disclosures standards to increase the transparency of these measures. The standards revise two disclosure requirements concerning fair value measurements and clarify two others. They require separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. They will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The company’s disclosures about fair value measurements are presented in Note 12, Fair Value Measurements. These new disclosure requirements were effective for the quarter ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of the new standards did not have a material impact on the company’s consolidated financial position, results of operations or cash flows.
In December 2010, the FASB issued amended standards relating to the disclosure of supplementary pro forma information for material business acquisitions. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. The requirements of the amendment are to be applied for business acquisitions for which the acquisition date is on or after the beginning of the fiscal year beginning on or after December 15, 2010. The adoption of this amendment may have an impact on the disclosures in the company’s financial statements if the company has material business acquisitions in the future.
In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables. The new standards permit entities to use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence of fair value or when third-party evidence of selling price is not available. Additionally, these new standards modify the manner in which the selling price is allocated across the separately identified deliverables by no longer permitting the residual method of allocating the selling price. The requirements of these new standards are to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The adoption of these standards is not expected to have a material impact on the company’s consolidated financial position, results of operations or cash flows.
2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,
	2010	2009

Cash	$12,687	$5,159
Cash equivalents:
Money market funds	52,832	61,782

Total cash and cash equivalents	$65,519	$66,941

Short-term investments:
U.S. agency securities	$—	$33,331

Gross unrealized gains and losses on short-term investments were not significant at December 31, 2009. Gross realized gains and losses were not significant for the years ended December 31, 2010, 2009 and 2008. At December 31, 2009, all U.S. agency securities were in an unrealized loss position and had been in a loss position for less than one year from the date of purchase. These U.S. agency securities were held until maturity in the year ended December 31, 2010.
The company designates all short-term investments as available-for-sale. At December 31, 2009 the company did not hold any investments with maturities greater than one year.
3. BUSINESS ACQUISITIONS
On October 20, 2010, the company acquired iArchives, a digitization service provider that also operates Footnote.com, a Web site specializing in documents related to American history. The purchase price was $31.6 million, consisting of the issuance of approximately 1.022 million shares of the company’s common stock valued at $24.6 million, based on the closing price on October 20, 2010, and $7.0 million of cash consideration. The acquisition of iArchives is expected to provide the company with a complementary consumer brand, expanded content offerings, and enhanced digitization and image-viewing technologies. As specified in the transaction, 0.2 million shares of common stock are retained in escrow until the 12 month anniversary of the closing date.
On August 6, 2010, the company acquired ProGenealogists, Inc., a professional genealogy research firm that specializes in genealogical, forensic and family history research for $1.1 million in cash consideration. The acquisition of ProGenealogists provides the company with a genealogy research team for internal projects and allows customers access to expert genealogists to assist them in their research.

On July 15, 2010, the company acquired Genline AB, the owner and operator of the Swedish family history Web site Genline.se, based in Stockholm, Sweden for $7.2 million in cash consideration. The Genline acquisition increased the company’s presence in the Swedish market and provides existing customers access to millions of Swedish records.
The following table summarizes the purchase price allocation based on the estimated fair values of assets acquired and liabilities assumed at the dates of acquisition for the business acquisitions identified above. Amounts are held in escrow for each acquisition for general representations and warranties. The purchase price allocation for each acquisition is subject to change based on the final payment amount from escrow within the purchase price allocation period.

		Weighted
	Fair Value	Average
	Allocations	Useful Lives
	(in thousands)	(in years)
Assets acquired:
Cash and cash equivalents and restricted cash	$711
Other tangible assets	1,644
Deferred income taxes, net	5,668
Acquired intangible assets:
Content database costs	9,297	10.0
Subscriber relationships and contracts	3,577	4.1
Core technology	4,543	3.3
Trademarks and trade names	280	4.4
Other intangible assets	100	1.0
Goodwill	18,072

Total assets	43,892
Liabilities assumed:
Deferred revenues	(2,380)
Other assumed liabilities	(1,602)

Total net assets acquired	$39,910

The total weighted average amortization period for the acquired finite-lived intangible assets was 7.0 years. Acquired goodwill of $1.1 million is expected to be deductible for tax purposes. These business acquisitions resulted in additional aggregate revenues of $2.0 million and an aggregate net loss of $2.4 million during 2010, which are not considered material to the consolidated financial statements.
The company acquired $0.4 million in assets subject to capital leases recorded in property and equipment on the consolidated balance sheets as part of business acquisitions in the year ended December 31, 2010. The aggregate lease liability acquired totaled $0.6 million and was recorded on the consolidated balance sheet in accrued liabilities and other long-term liabilities with the majority of the liability due within twelve months. These leases are not considered material to the consolidated financial statements.
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Estimated
	Useful	December 31,
	Lives	2010	2009

Computer equipment	3 years	$40,672	$29,657
Purchased and internal use software	3 years	11,696	9,993
Furniture and fixtures	3 years	1,342	1,092
Leasehold improvements	5 years	1,055	771

		54,765	41,513
Accumulated depreciation and amortization		(33,513)	(22,083)

		$21,252	$19,430

5. CONTENT DATABASE COSTS, INTANGIBLE ASSETS AND GOODWILL
Content database costs consisted of the following (in thousands):

	December 31,
	2010	2009

Content database costs	$72,628	$54,863
Content database costs not yet placed in service	14,093	8,455

	86,721	63,318
Accumulated amortization	(21,303)	(13,668)

Net content database costs	$65,418	$49,650

Content database costs are amortized using the straight-line method over 10 years. As of December 31, 2010, amortization of content database costs is expected to be $7.4 million, $7.2 million, $6.3 million, $5.5 million, and $4.8 million for the years ending December 31, 2011, 2012, 2013, 2014, and 2015 respectively.
Intangible assets consisted of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Subscriber relationships and contracts	$39,144	$(26,965)	$12,179	$35,600	$(21,333)	$14,267
Core technology	26,265	(17,052)	9,213	21,700	(11,260)	10,440
Trademarks and trade names	26,115	(13,284)	12,831	25,700	(8,924)	16,776
Other intangible assets	120	(62)	58	22	(21)	1

Intangible assets	$91,644	$(57,363)	$34,281	$83,022	$(41,538)	$41,484

Core technology, trademarks and trade names and other intangible assets are amortized over their estimated useful lives ranging from 1 to 6 years using methods which approximate the pattern in which the underlying economic benefits are consumed. As of December 31, 2010, amortization of acquired intangible assets is expected to be $16.4 million, $9.6 million, $7.8 million $0.3 million and $0.2 million for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.
The changes in the carrying amounts of goodwill during the year ended December 31, 2010, were as follows (in thousands):

Balance at December 31, 2009	$285,466
Goodwill acquired	18,072
Other goodwill adjustments	(164)

Balance at December 31, 2010	$303,374

6. LONG-TERM DEBT
On September 9, 2010, the company terminated and paid in full the $76.2 million outstanding under its Previous Credit Facility, as defined below. Also on September 9, 2010, in connection with the payoff of the Previous Credit Facility the company entered into a new three-year $100.0 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions (the “Credit Facility”). The Credit Facility includes a $5.0 million sublimit for the issuance of letters of credit and a $7.0 million sublimit for swingline loans. As of December 31, 2010, the company had not borrowed against the Credit Facility.
The Credit Facility has a maturity date of September 9, 2013 and is secured by a first-priority security interest in all of the capital stock of the company’s wholly-owned domestic subsidiaries and 65% of the capital stock in the company’s material foreign subsidiaries, as well as the currently owned and hereafter acquired real and personal property assets of the company and its wholly-owned domestic subsidiaries. Borrowings under the Credit Facility may be used to finance the on-going working capital needs of the company and its subsidiaries and for general corporate purposes, including permitted business acquisitions and capital expenditures.

The Credit Facility contains financial and other covenants, including but not limited to, limitations on indebtedness, liens, mergers, asset sales, dividends and other payments in respect of equity interests, capital expenditures, investments and affiliate transactions (subject to qualifications and baskets), as well as the maintenance of a minimum fixed charge coverage ratio and a maximum senior secured leverage ratio. A violation of these covenants or the occurrence of certain other events could result in a default permitting the termination of the lenders’ commitments under the Credit Facility and/or the acceleration of any loan amounts then outstanding. The company was in compliance with all financial and other covenants at December 31, 2010.
Under the terms of the Credit Facility, the company may elect that the loans comprising each borrowing bear interest generally at a rate equal to (i) London Interbank Offer Rate (“LIBOR”) plus a margin that fluctuates between 1.50% and 2.00%, as determined by the company’s Consolidated Leverage Ratio (as defined in the Credit Facility) as set forth in the company’s most recently delivered compliance certificate or (ii) the Base Rate (defined as a rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Bank of America prime rate and (c) the Eurodollar rate plus 1.00%), plus a margin that fluctuates between 0.50% and 1.00%, as determined by the company’s Consolidated Leverage Ratio as set forth in its most recently delivered compliance certificate (the “Base Rate Applicable Margin”). Each swingline loan will bear interest at the Base Rate plus the Base Rate Applicable Margin. In addition, the company will pay a commitment fee of 0.40% on any unused portions of the facility and a letter of credit fee that fluctuates between 1.50% and 2.00%, as determined by the company’s Consolidated Leverage Ratio as set forth in its most recently delivered compliance certificate.
Debt financing costs of $0.7 million were incurred in connection with the Credit Facility. These costs are deferred in other long-term assets on the balance sheet and are being amortized to interest expense over the period of the Credit Facility. At December 31, 2010, the unamortized debt financing costs were $0.6 million.
On December 5, 2007, in connection with a larger transaction, the company entered into a secured credit facility with a number of financial institutions for borrowings up to $150.0 million including a term loan commitment of $140.0 million and revolving commitment of up to $10.0 million which could be in the form of a swingline loan, a revolving loan and/or a letter of credit (the “Previous Credit Facility”). The company borrowed $140.0 million of the Previous Credit Facility to fund the transaction. The company was obligated to make quarterly accrued interest and principal payments on the Previous Credit Facility. The principal payments were to escalate each fiscal year until the Previous Credit Facility was to mature on December 5, 2012.
The Previous Credit Facility was subject to various mandatory prepayment terms which included prepayments as a result of certain equity issuances and prepayments of excess cash, if any, based on a calculation performed on an annual basis. In November 2009, the company prepaid $12.5 million in principal as a mandatory prepayment in connection with the company’s initial public offering. Included in the current portion of long-term debt on the balance sheet at December 31, 2009 was $18.6 million due in May 2010 as an excess cash payment. Under the Previous Credit Facility, the company was required to maintain certain financial ratio covenants, minimum earnings before interest, depreciation, amortization, taxes and other specifically excluded costs and maintain capital and content expenditures below set maximum levels. As of December 31, 2009 the company was in compliance with all debt covenants.
Debt financing costs of $3.9 million were incurred in connection with the Previous Credit Facility. These costs were deferred in other long-term assets on the balance sheet and were amortized to interest expense over the period of the Term Loan. At December 31, 2009, the unamortized debt financing costs were $2.3 million. The remaining unamortized debt financing costs at termination of $1.3 million were charged to interest expense upon termination.
Components of long-term debt were as follows (in thousands):

	December 31,
	2010	2009

Term loan	$—	$100,025
Current portion of long-term debt	—	(28,416)

Long-term debt	$—	$71,609

7. STOCKHOLDERS’ EQUITY
Common Stock
On September 23, 2010, the company’s Board of Directors authorized a stock repurchase program which allowed the company to repurchase up to $25.0 million in shares of its common stock. The share repurchase program was intended in part to offset the issuance of common stock as a result of the iArchives acquisition for which the company issued approximately 1.022 million shares. In November 2010, in connection with an underwritten secondary offering of the company’s common stock on behalf of certain related-party stockholders, the company repurchased 1.009 million shares directly in a private, non-underwritten transaction at $24.765 per share less selling costs, for an aggregate purchase price of $25.0 million. Shares repurchased under this program were cancelled and not included in treasury stock. The $25.0 million was recorded as a reduction to common stock and retained earnings.
On November 4, 2009, the SEC declared effective the company’s Registration Statement on Form S-1 for an initial public offering. The offering commenced immediately thereafter and was completed on November 10, 2009 at a price of $13.50 per share. The company registered and sold 4.1 million shares of common stock for an aggregate purchase price of $55.0 million. The net offering proceeds received by the company after deducting total estimated expenses were $47.8 million. The company’s estimated expenses incurred of $7.2 million consisted of $3.8 million in underwriting discounts, fees and commissions and $3.4 million in other offering expenses.
The company’s Board of Directors and stockholders approved a 1-for-2 reverse stock split of the company’s common stock and an increase in the authorized common stock from 100.0 million to 175.0 million in October 2009. An amendment to the amended and restated certificate of incorporation was filed on October 30, 2009 affecting the 1-for-2 reverse stock split and the increase in authorized stock. All common share and per share amounts retroactively reflect the reverse stock split and change in authorized common stock.
Preferred Stock
The company has authorized 5.0 million shares of preferred stock that is issuable in series. At December 31, 2010 and 2009, the company has not issued or designated any series or preferences associated with the preferred stock.
8. STOCK-BASED AWARDS
In July 2009, the Board of Directors approved the 2009 Stock Incentive Plan (“the 2009 Plan”). The 2009 Plan was effective upon the consummation of the company’s initial public offering on November 10, 2009. As of December 31, 2010, 2.7 million stock-based awards were available to be granted under the 2009 Plan. The 2009 Stock Plan is subject to automatic annual increase on the first day of each fiscal year beginning in 2010 and thereafter by a number of shares of common stock equal to 4% of the number of outstanding shares of common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares of common stock prescribed by the Board of Directors with respect to a particular calendar year. It is also subject to increase by the number of shares that cease to be subject to awards under the other option and incentive plans (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares of common stock). The company also maintains the Generations Holding, Inc. Stock Purchase and Option Plan (the “2008 Plan”), the 2004 Stock Option Plan (the “2004 Plan”), the Executive Stock Plan (“ESP”) and the 1998 Stock Option Plan as amended in 2002 (the “1998 Plan”). Under these plans the company has reserved 7.4 million shares of common stock for future issuance as of December 31, 2010. The company has no intentions to issue additional stock options under the 2008 Plan, 2004 Plan, ESP or 1998 Plan.
All awards granted pursuant to the 2009 Plan, the 2008 Plan, the 2004 Plan, the ESP and the 1998 Plan have a term not greater than ten years from the date of grant. The plans allow for the exercise of options using shares of the company’s common stock that have been held for more than six months. The shares used to satisfy option exercise prices are netted against option exercises on the statements of stockholders’ equity. Prior to the company’s initial public offering, the company retained a right of first refusal to purchase shares obtained from the exercise of stock options under stock option plans when presented with a bona fide offer to acquire the stock from a third party. The company has exercised its right of first refusal depending on cash availability and the price obtained from the bona fide third party offer.

Stock Options
All the plans provide for stock options to be granted to employees, officers, directors and consultants. Options issued generally vest over four years, with 25% of the options becoming exercisable one year after the grant date and 1/48 of the options becoming exercisable each month thereafter. A summary of all the plans stock option activity for the years ended December 31, 2010, 2009, and 2008 were as follows (shares in thousands):

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	10,373	$5.29	8,822	$4.88	5,712	$4.42
Granted	417	17.99	1,899	7.15	4,188	5.42
Exercised	(2,750)	4.91	(144)	4.31	(195)	3.34
Canceled	(248)	6.44	(204)	5.44	(883)	4.78

Outstanding at end of year	7,792	6.07	10,373	5.29	8,822	4.88

Exercisable at end of year	5,297	5.03	6,298	4.71	3,997	4.39

Vested and expected to vest	7,709	6.03	10,181	5.26	8,370	4.86

The company estimates the fair value of each option on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires several estimates including an estimate of the fair value of common stock. Prior to November 5, 2009, the date the company’s common stock began trading on a national exchange, the fair value of common stock had been determined by the Board of Directors at each grant date based on a variety of factors, including arm’s-length sales of the company’s common stock, periodic valuations of the company’s common stock, the company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies and the illiquid nature of the common stock. Since the company’s initial public offering, the fair value of the company’s common stock is determined based on the closing price of the common stock on the stock option grant date. The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $6.00, $3.14, and $2.22, respectively. The expected term of the options is based on historical analysis of the company’s option lives. The company calculated its expected volatility based on the volatilities of a peer group of publicly traded companies. The risk-free interest rate of the option is based on the U.S. Treasury rate for the expected term of the option at the time of grant. The following weighted average assumptions were used in the calculations for the years ended December 31, 2010, 2009 and 2008.

	December 31,
	2010	2009	2008

Expected volatility	40%	50%	50%
Expected term (in years)	4.0	4.2	4.0
Weighted average risk-free interest rate	1.7%	1.9%	2.3%
Weighted average fair value of the underlying common stock	$17.99	$7.15	$5.42
Expected dividends	—	—	—
At December 31, 2010, the company had $7.1 million of total unrecognized compensation expense related to stock options, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.3 years. Under accounting guidance for recording stock-based compensation expense, forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The company estimates forfeiture rates based on historical forfeitures of its stock options. The fair value of options vested during 2010 was $37.7 million. The weighted average remaining contractual life of options outstanding at December 31, 2010 was 6.4 years. The total intrinsic value of options outstanding as of December 31, 2010 and 2009 was $173.4 million and $90.5 million, respectively. The total intrinsic value of options exercisable as of December 31, 2010 and 2009 was $123.4 million and $58.6 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $43.3 million and $0.4 million, respectively.

Restricted Stock Units
During the year ended December 31, 2010, the company also issued restricted stock units representing the right to receive one share of the company’s common stock under the 2009 Plan. No restricted stock units were issued in 2009. Restricted stock unit awards generally vest over four years contingent upon continued employment at the vesting dates. The majority of restricted stock units vest 25% annually. Certain other restricted stock units vest 50% on the second anniversary and 25% on each of the third and fourth anniversaries. The following table summarizes restricted stock unit activity for the year ended December 31, 2010 (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Restricted stock units outstanding at December 31, 2009	—	$—
Granted	686	20.70
Vested	(1)	22.38
Forfeited	(8)	16.43

Restricted stock units outstanding at December 31, 2010	677	20.75

As of December 31, 2010 the company had $10.1 million of total unrecognized compensation expense related to restricted stock units, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.7 years.
Summary of Stock-Based Compensation Expense
Stock-based compensation was included in the following statement of income captions (in thousands):

	Year-Ended December 31,
	2010	2009	2008

Cost of subscription revenues	$194	$96	$80
Technology and development	2,091	1,631	1,132
Marketing and advertising	673	370	254
General and administrative	2,111	3,377	3,206

Total stock-based compensation expense	$5,069	$5,474	$4,672

The company committed to issue fully vested stock options with an exercise price equal to the fair value of the underlying common stock at the date of grant for recruiting services performed by a third party in 2008. The company recorded an estimated $0.1 million of expense in 2008 based on the Black-Scholes option-pricing model. The expense was classified as technology and development expenses on the consolidated statements of income and as stock-based compensation on the consolidated statements of cash flows. When the option was issued in 2009, the company recorded the issuance in the consolidated statement of stockholders’ equity.
9. EMPLOYEE BENEFIT PLANS
The company offers a savings plan (the “401(k) Plan”) that qualifies as a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees can contribute a percentage of their compensation not to exceed maximum annual federal limits. The 401(k) Plan also allows for discretionary employer contributions. The company matches employee contributions at 70% of all employee contributions made, with a maximum annual contribution of $2,100 per participant. The employee’s contributions are fully vested, and the company’s matching contributions vest on an annual basis over a 48-month period, beginning on the employee’s hire date, after which, the company’s contributions are fully vested. The company’s contributions were $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

10. INCOME TAXES
Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Income (loss) before income taxes:
United States	$57,253	$26,374	$4,336
Foreign	(905)	261	(107)

	$56,348	$26,635	$4,229

The income tax (benefit) provision consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current income tax:
Federal	$22,472	$8,577	$—
State	1,048	1,095	3
Foreign	605	476	414

Total	24,125	10,148	417
Deferred income tax:
Federal	(4,778)	(4,086)	1,238
State	(639)	(722)	190
Foreign	795	—	—

Total	(4,622)	(4,808)	1,428

Provision for income taxes	$19,503	$5,340	$1,845

Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income tax expense as a result of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Computed expected tax expense	$19,722	$9,322	$1,480
State income taxes, net of federal tax benefit	1,173	602	199
Foreign income taxes	605	385	452
Recognition of net operating loss carryforwards	—	(5,168)	—
Research and development tax credits	(1,888)	—	—
Acquisition costs	—	—	(725)
Other	(109)	199	439

Provision for income taxes	$19,503	$5,340	$1,845

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Deferred compensation	$2,600	$2,124
Net operating loss carryforwards — U.S.	10,740	5,911
Net operation loss carryforwards — Foreign	954	488
Tax credits	1,236	—
Other accruals and reserves	2,578	1,472
Valuation allowance	(954)	(488)

Total gross deferred tax assets	17,154	9,507
Deferred tax liabilities:
Intangible assets	(26,447)	(26,300)
Content in process	(3,328)	(2,161)
Depreciation differences	(4,077)	(2,098)
Other accruals and reserves	—	(268)

Total gross deferred tax liabilities	(33,852)	(30,827)

Net deferred tax liability	$(16,698)	$(21,320)

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
As of December 31, 2010, the company had net operating loss carryforwards of approximately $28.4 million for federal, $16.6 million for state and $4.0 million for foreign income tax purposes. The state and foreign net operating carryforwards will expire at various dates beginning in 2012. The federal net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.
The company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the company would incur income tax expense on such repatriation, net of any available deductions and foreign tax credits. As of December 31, 2010, there were no unremitted earnings outside the U.S.
The total amount of gross unrecognized tax benefits, was as follows (in thousands):

	2010	2009

Gross unrecognized tax benefits at January 1,	$563	$543
Decreases related to tax positions taken in prior years	—	(543)
Increases related to tax positions taken in prior years	100
Increases related to tax positions taken in current year	250	563

Gross unrecognized tax benefits at December 31,	$913	$563

If recognized, the unrecognized tax benefit would reduce the company’s effective tax rate. The company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties related to unrecognized tax benefits were $0.2 million as of December 31, 2010 and were $0.1 million as of December 31, 2009. While it is reasonably possible that the total unrecognized tax benefits will increase within 12 months of the reporting date, based upon current facts and circumstances, the company cannot estimate the timing or range of potential changes that are recorded as part of the company’s consolidated financial statements.
The company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000.

11. FAIR VALUE MEASUREMENTS
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
Cash equivalents and short-term investments are classified within Level 1 due to readily available market prices in an active market.
The following table summarizes the financial instruments of the company at fair value based on the valuation approach applied to each class of security as of December 31, 2010 (in thousands):

		Fair Value Measurement at Reporting
		Date Using
			Significant
		Quoted Prices in	Other	Significant
	Balance at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$52,832	$52,832	$—	$—

Total assets	$52,832	$52,832	$—	$—

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

The company’s cash equivalents at December 31, 2010 and cash equivalents and short-term investments at December 31, 2009 were all classified within Level 1. There were no movements between fair value measurement levels of the company’s cash equivalents and short-term investments during 2010 and 2009.
The carrying amounts reported in the financial statements for accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. The carrying value of long-term debt approximated fair value based on interest rates currently available to the company for debt with similar terms, at December 31, 2009. As of December 31, 2010, the company had no long-term debt outstanding.
In connection with the Genline acquisition, the company entered into a forward contract to purchase 53 million Swedish kronor. The company did not qualify the contract for hedge accounting and therefore the fair value gains and losses on the contract were recorded in net income. In July 2010, the forward contract was settled resulting in a gain of $0.4 million.

12. COMMITMENTS AND CONTINGENCIES
The company has entered into noncancelable operating leases for facilities and certain equipment. Rent expense for operating leases with escalating lease payment terms is recognized on a straight-line basis over the lives of the related leases.
The following is a schedule by year of future minimum lease payments of noncancelable operating leases at December 31, 2010 (in thousands):

Years Ending December 31,

2011	$2,803
2012	2,458
2013	2,064
2014	2,054
2015	1,883
Thereafter	555

Total minimum lease payments	$11,817

Rental expense for operating leases was approximately $2.7 million, $2.4 million, and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The company leases a portion of its facilities to third parties under noncancelable lease arrangements. Lease payments received for the years ended December 31, 2010, 2009 and 2008 were de minimis.
The company has entered into agreements with certain vendors requiring the company to make royalty payments based on specified future product sales or relative online page views. Products include certain content databases, books, proprietary genealogical information and a search engine placed on CD ROMs. Royalty expenses were $1.9 million, $1.4 million, and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Royalty expenses are included as a cost of subscription revenues and cost of product revenues in the consolidated statements of income.
At December 31, 2010 and 2009, the company had a liability of $1.6 million for amounts in escrow to be paid to former stockholders who have not submitted the documentation required for disbursement of funds from the acquisition of the company’s predecessor in December 2007.
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
13. GEOGRAPHIC INFORMATION
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. For the years ended December 31, 2010, 2009 and 2008, the company was organized as, and operated in, one reportable segment. The chief operating decision maker, or decision making group, review financial information on a consolidated basis, including the results of businesses acquired, accompanied by disaggregated information of subscription revenue by geographic region for purposes of allocating resources and evaluating performance. Subscription revenues were attributed by geographic location based on the location of the customer. The company’s assets were primarily located in the United States and not allocated to any specific region.
The following presents subscription revenue by geographic region (in thousands):

	Year Ended December 31,
	2010	2009	2008

United States	$212,346	$156,150	$134,112
United Kingdom	40,929	34,402	33,223
All other countries	28,395	17,155	14,056

Total subscription revenues	$281,670	$207,707	$181,391

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 8, 2011

Ancestry.com Inc.
By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Sullivan Timothy Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2011

/s/ Howard Hochhauser Howard Hochhauser	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2011

/s/ Charles M. Boesenberg Charles M. Boesenberg	Director	March 8, 2011

/s/ David Goldberg David Goldberg	Director	March 8, 2011

/s/ Thomas Layton Thomas Layton	Director	March 8, 2011

/s/ Elizabeth Nelson Elizabeth Nelson	Director	March 8, 2011

/s/ Victor Parker Victor Parker	Director	March 8, 2011

/s/ Michael Schroepfer Michael Schroepfer	Director	March 8, 2011

/s/ Benjamin Spero Benjamin Spero	Director	March 8, 2011

EXHIBIT INDEX

			Incorporated by Reference
Exhibit						Exhibit	Filed
Number		Exhibit Description	Form	File No.	Filing Date	Number	Herewith

3.1		Amended and Restated Certificate of Incorporation	S-1/A	333-160986	Nov. 2, 2009	3.2
3.2		Amended and Restated Bylaws	S-1/A	333-160986	Oct. 20, 2009	3.2
4.1		Form of Common Stock Certificate	S-1/A	333-160986	Oct. 6, 2009	4.1
4.2		Registration Rights Agreement, dated December 5, 2007, by and among Generations Holding, Inc., certain Spectrum Group Stockholders and certain Other Stockholders.	S-1/A	333-160986	Sept. 15, 2009	10.14
4.3		Amendment No. 1, dated October 28, 2010, to Registration Rights Agreement, by and among Ancestry.com Inc. (formerly known as Generations Holding, Inc.), certain Spectrum Group Stockholders and certain Other Stockholders, dated December 5, 2007.	10-Q	001-34518	Nov. 2, 2010	4.2
4.4		Registration Rights Agreement, dated October 20, 2010, by and among Century Capital Partners II, L.P., Canopy Ventures I, L.P. and certain other Stockholders of iArchives, Inc.	10-Q	001-34518	Nov. 2, 2010	4.1
10.1	†	MyFamily.com, Inc. 1998 Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.1
10.2	†	MyFamily.com, Inc. 2004 Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.2
10.3	†	MyFamily.com, Inc. Executive Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.3
10.4	†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan.	S-1/A	333-160986	Sept. 15, 2009	10.4
10.5	†	Amendment No. 1 to Generations Holding, Inc. 2008 Stock Purchase and Option Plan.					X
10.6	†	Ancestry.com Inc. 2009 Stock Incentive Plan.	S-1/A	333-160986	Sept. 15, 2009	10.5
10.7	†	Amendment No. 1 to Ancestry.com Inc. 2009 Stock Incentive Plan.					X
10.8	†	MyFamily.com, Inc. 1998 Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.6

			Incorporated by Reference
Exhibit						Exhibit	Filed
Number		Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10.9	†	MyFamily.com, Inc. 2004 Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.7
10.10	†	MyFamily.com, Inc. Executive Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.8
10.11	†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.9
10.12	†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement for Non-U.S. Employees.	S-1/A	333-160986	Sept. 15, 2009	10.10
10.13	†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Restricted Stock Units.	10-Q	001-34518	May 7, 2010	10.1
10.14	†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Restricted Stock.	10-Q	001-34518	May 7, 2010	10.2
10.15	†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Nonqualified Stock Option.	S-1/A	333-160986	Sept. 15, 2009	10.12
10.16	†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Incentive Stock Options.	S-1/A	333-160986	Sept. 15, 2009	10.13
10.17	†	Ancestry.com Inc. Description of 2010 Performance Incentive Program.	10-Q	001-34518	May 7, 2010	10.3
10.18		Stockholders Agreement, by and among Generations Holding, Inc., certain Spectrum Group Stockholders and certain Other Stockholders, dated December 5, 2007.	S-1/A	333-160986	Sept. 15, 2009	10.15
10.19		Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.	10-Q	001-34518	Nov. 2, 2010	10.1

			Incorporated by Reference
Exhibit						Exhibit	Filed
Number		Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10.20		Joinder Agreement, dated as of January 26, 2011, by and between iArchives, Inc. and Bank of America, N.A.					X
10.21	†	Form of Indemnification Agreement to be entered into with each director, the CEO, CFO and the GC.	S-1/A	333-160986	Oct. 20, 2009	10.19
10.22	†	Employment Letter by and between Timothy Sullivan and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.20
10.23	†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated July 20, 2009, between Timothy Sullivan and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.3
10.24	†	Employment Letter by and between Howard Hochhauser and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.21
10.25	†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated July 20, 2009, between Howard Hochhauser and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.4
10.26	†	Employment Letter by and between Joshua Hanna and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.22
10.27	†	Employment Letter by and between Joshua Hanna and Ancestry.com Inc., dated July 22, 2010.	10-Q	001-34518	Nov. 2, 2010	10.2
10.28	†	Employment Letter by and between David Rinn and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.23
10.29	†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated July 20, 2009, between David Rinn and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.5
10.30	†	Employment Letter by and between William Stern and Ancestry.com Inc., dated June 29, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.24
10.31	†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated June 29, 2009, between William Stern and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.6

Incorporated by Reference
Exhibit						Exhibit	Filed
Number		Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10.32	†	Employment Letter by and between Christopher Tracy and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.25
10.33	†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated July 20, 2009, between Christopher Tracy and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.7
10.34	†	Employment Letter by and between Eric Shoup and Ancestry.com Inc., dated March 30, 2010.					X
10.35	†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.					X
10.36	†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Nonqualified Stock Options for Non-Employee Directors.	S-1/A	333-160986	Nov. 2, 2009	10.28
10.37	†	Generations Holdings, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement for non-employee Directors.	S-1/A	333-160986	Nov. 2, 2009	10.29
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan