Form 10-Q
period 2011-03-31
Ancestry.com Inc.
filed 2011-05-03
CIK 1469433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of April 26, 2011, there were 45,840,442 shares of the registrant’s common stock, par value $0.001, outstanding.

Ancestry.com Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ANCESTRY.COM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$102,263	$65,519
Restricted cash	1,984	2,476
Accounts receivable, net of allowances of $513 and $406 at March 31, 2011 and December 31, 2010, respectively	6,687	6,990
Income tax receivable	6,690	8,094
Deferred income taxes	3,873	3,873
Prepaid expenses and other current assets	8,978	9,243

Total current assets	130,475	96,195
Property and equipment, net	18,731	21,252
Content database costs, net	69,221	65,418
Intangible assets, net	30,143	34,281
Goodwill	303,478	303,374
Other assets	1,518	1,666

Total assets	$553,566	$522,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,210	$9,451
Accrued expenses	33,549	36,978
Deferred revenues	109,237	89,301

Total current liabilities	149,996	135,730
Deferred income taxes	19,663	20,571
Other long-term liabilities	1,986	2,018

Total liabilities	171,645	158,319
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 175,000 shares authorized; 45,707 and 45,179 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	46	45
Additional paid-in capital	337,554	328,957
Accumulated other comprehensive income	1,128	643
Retained earnings	43,193	34,222

Total stockholders’ equity	381,921	363,867

Total liabilities and stockholders’ equity	$553,566	$522,186

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
	(In thousands, except per
	share data)
Revenues:
Subscription revenues	$85,183	$59,560
Product and other revenues	5,845	4,861

Total revenues	91,028	64,421
Costs of revenues:
Cost of subscription revenues	13,887	11,501
Cost of product and other revenues	1,828	1,494

Total cost of revenues	15,715	12,995

Gross profit	75,313	51,426
Operating expenses:
Technology and development	13,668	9,927
Marketing and advertising	33,808	22,446
General and administrative	9,357	7,742
Amortization of acquired intangible assets	4,270	3,679

Total operating expenses	61,103	43,794

Income from operations	14,210	7,632
Interest and other expense, net	(107)	(1,144)

Income before income taxes	14,103	6,488
Income tax expense	(5,132)	(2,526)

Net income	$8,971	$3,962

Net income per common share
Basic	$0.20	$0.09

Diluted	$0.18	$0.08

Weighted average common shares outstanding
Basic	45,371	42,459

Diluted	50,250	47,454

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
	(In thousands)
Operating activities:
Net income	$8,971	$3,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,264	2,864
Amortization of content	2,136	1,834
Amortization of intangible assets	4,269	3,679
Amortization of deferred financing costs	69	215
Deferred income taxes	(968)	(1,150)
Stock-based compensation expense	1,725	1,004
Changes in operating assets and liabilities:
Accounts receivable	309	652
Restricted cash	492	(71)
Other assets	348	1,567
Income tax receivable	1,404	1,544
Accounts payable and accrued expenses	(1,373)	3,988
Excess tax benefit from stock-based compensation	(4,056)	—
Deferred revenues	19,852	14,434
Other long-term liabilities	(42)	—

Net cash provided by operating activities	36,400	34,522
Investing activities:
Capitalization of content database costs	(5,747)	(2,792)
Purchases of property and equipment	(725)	(1,407)
Purchases of short-term investments	—	(2,000)
Proceeds from sale and maturity of short-term investments	—	5,046

Net cash used in investing activities	(6,472)	(1,153)
Financing activities:
Proceeds from exercise of stock options	2,732	214
Principal payments on debt	—	(2,858)
Excess tax benefit from stock-based compensation	4,056	—

Net cash provided by (used in) financing activities	6,788	(2,644)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	28	—
Net increase in cash and cash equivalents	36,744	30,725
Cash and cash equivalents at beginning of period	65,519	66,941

Cash and cash equivalents at end of period	$102,263	$97,666

Supplemental disclosures of cash flow information:
Cash paid for interest	$115	$1,001
Cash paid for income taxes	275	403
Supplemental disclosures of noncash investing and financing activities:
Unrealized gain on short-term investments	—	30
Capitalization of stock-based compensation	9	1
See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Ancestry.com Inc. (“Ancestry” or the “company”) is an online family history resource that derives revenues primarily from providing online access to digitized historical records on a subscription basis. Ancestry is a holding company and all operations are conducted by its wholly-owned subsidiaries.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the company, its wholly-owned subsidiaries and a variable interest entity. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications did not have a significant impact on the condensed consolidated financial statements.
Unaudited Interim Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2011 and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2011 and 2010 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the company’s financial position, results of operations and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”).
Use of Estimates
The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
The company evaluates its estimates continually to determine their appropriateness, including determination of the recoverability of indefinite-lived and long-lived assets, the estimated useful lives of the company’s intangible assets, determination of the fair value of stock options, income taxes, and allowances for sales returns and uncollectible accounts receivable. The company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded within the consolidated financial statements.
There have been no changes to the company’s significant accounting policies as described in the 2010 Annual Report except as disclosed in Recent Accounting Pronouncements in this note.
Performance-Based Restricted Stock Units
During the three months ended March 31, 2011, the company began issuing performance-based restricted stock units (“RSUs”) to certain company personnel. Performance-based RSUs vest subject to the achievement of certain predetermined performance goals and employment over the requisite service period. The amount of stock-based compensation expense recognized in any one period for such performance-based RSUs is derived from the fair value of the RSU and can vary based on the achievement or anticipated achievement of these goals. The fair value of each RSU is based on the closing price of the company’s common stock on the date of grant. If a performance goal is not met or is not expected to be met, no compensation expense is recognized on the underlying RSUs, and any previously recognized compensation expense on those RSUs is reversed in the period that expectations change. For the three months ended March 31, 2011, the number of performance-based RSUs granted was de minimis.

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board issued new revenue recognition standards for arrangements with multiple deliverables. The new standards permit entities to use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence of fair value or when third-party evidence of selling price is not available. Additionally, these new standards modify the manner in which the selling price is allocated across the separately identified deliverables by no longer permitting the residual method of allocating the selling price. The requirements of these new standards are to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of these standards on January 1, 2011 did not have a material impact on the company’s consolidated financial position, results of operations or cash flows.
2. CASH AND CASH EQUIVALENTS AND FAIR VALUE MEASUREMENTS
Cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

Cash	$19,408	$12,687
Cash equivalents:
Money market funds	82,855	52,832

Total cash and cash equivalents	$102,263	$65,519

Cash equivalents are measured at fair value. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the accounting guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.
The company’s cash equivalents at March 31, 2011 and December 31, 2010 were all classified within Level 1. There were no movements between fair value measurement levels of the company’s cash equivalents during the three months ended March 31, 2011.
The carrying amounts reported in the financial statements for accounts receivable and accounts payable approximate their fair values because of the short-term maturities of these financial instruments.
3. NET INCOME PER COMMON SHARE
Basic net income per common share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per common share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist primarily of incremental shares issuable upon the assumed vesting and exercise of stock-based awards using the treasury stock method.

A reconciliation of the numerator and the denominator used in the calculation of basic and diluted net income per common share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010

Basic net income per common share:
Net income	$8,971	$3,962
Shares used in computation:
Weighted-average common shares outstanding	45,371	42,459

Basic net income per common share	$0.20	$0.09

Diluted net income per common share:
Net income	$8,971	$3,962
Shares used in computation:
Weighted-average common shares outstanding	45,371	42,459
Dilutive stock-based awards	4,879	4,995

Weighted-average number of diluted common shares	50,250	47,454

Diluted net income per common share	$0.18	$0.08

For the three months ended March 31, 2011 and 2010, stock-based awards excluded from the diluted calculation as their impact was anti-dilutive were de minimis and 0.5 million shares, respectively.
4. COMPREHENSIVE INCOME
Comprehensive Income
The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net income	$8,971	$3,962
Change in unrealized gains on available for sale securities, net	—	30
Foreign currency translation adjustment	485	—

Comprehensive income	$9,456	$3,992

5. CREDIT FACILITY
On September 9, 2010, the company entered into a three-year $100.0 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions (the “Credit Facility”). Borrowings under the Credit Facility may be used to finance the on-going working capital needs of the company and its subsidiaries and for general corporate purposes, including permitted business acquisitions, capital expenditures and authorized share repurchases. As of March 31, 2011, no borrowings were outstanding under the Credit Facility. The Credit Facility contains financial and other covenants, and the company was in compliance with all of these covenants at March 31, 2011.
6. STOCK-BASED AWARD PLANS
The company grants stock options and other stock-based awards, including RSUs, to employees, directors and consultants under the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan is subject to an automatic annual increase provision on the first day of each fiscal year. On January 1, 2011, the number of shares available for stock-based awards under the 2009 Plan increased by 1.8 million shares. As of March 31, 2011, 4.4 million shares were available for stock-based awards under the 2009 Plan.

Stock Options
Stock options granted generally vest over four years. A summary of stock option activity for the three months ended March 31, 2011 is as follows (shares in thousands):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2010	7,792	$6.07
Granted	15	31.33
Exercised	(528)	5.17
Canceled	(29)	6.24

Outstanding at March 31, 2011	7,250	6.18

Exercisable at March 31, 2011	5,176	5.21

Vested and expected to vest	6,906	6.15

As of March 31, 2011, the company had $6.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 2.2 years. The weighted average remaining contractual life of stock options outstanding at March 31, 2011 was 6.2 years. The total intrinsic values of stock options outstanding and stock options exercisable as of March 31, 2011 were $212.2 million and $156.5 million, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 was $15.0 million.
The company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair values of stock options granted during the three months ended March 31, 2011 and 2010 were $12.50 and $5.43, respectively. The following weighted average assumptions were used in the calculations for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Expected volatility	42.5%	40%
Expected term (in years)	5.0	4.0
Weighted average risk-free interest rate	2.1%	1.9%
Weighted average fair value of the underlying common stock	$31.33	$16.07
Expected dividends	—	—

Restricted Stock Units
During the three months ended March 31, 2011, the company also granted time-based and performance-based RSUs representing the right to receive one share of the company’s common stock under the 2009 Plan. Time-based RSUs generally vest over four years. Performance-based RSUs vest subject to the achievement of certain predetermined performance goals and employment over the requisite service period. For the three months ended March 31, 2011, the number of shares of performance-based RSUs granted was de minimis.
The following table summarizes RSU activity for the three months ended March 31, 2011 (RSUs in thousands):

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value

Restricted stock units outstanding at December 31, 2010	677	$20.75
Granted	120	31.33
Vested	—	—
Forfeited	(15)	24.96

Restricted stock units outstanding at March 31, 2011	782	22.29

As of March 31, 2011 the company had $12.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.5 years.
Summary of Stock-Based Compensation Expense
Stock-based compensation expense was included in the following statements of income captions (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Cost of subscription revenues	$62	$28
Technology and development	776	397
Marketing and advertising	325	68
General and administrative	562	511

Total stock-based compensation expense	$1,725	$1,004

7. INCOME TAXES
The company is subject to income taxes in U.S. and foreign jurisdictions and continual examination by tax authorities. Significant judgment is required in evaluating the company’s uncertain tax positions and determining its provision for income taxes. The company’s total gross unrecognized tax benefits as of March 31, 2011 and December 31, 2010 were $1.0 million and $0.9 million, respectively. The gross uncertain tax positions, if recognized, would result in the reduction of tax expense.
8. COMMITMENTS AND CONTINGENCIES
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
9. SUBSEQUENT EVENTS
On April 28, 2011, the company’s board of directors authorized a share repurchase program, under which up to $125.0 million may be used to repurchase shares of its common stock. Shares of the company’s common stock may be repurchased from time to time through April 30, 2012 in the open market or in privately negotiated transactions. Any share repurchases are expected to be funded using cash on hand and the company’s existing credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:
•	our future financial performance, including our revenues, cost of revenues, operating expenses and ability to sustain profitability;

•	our rate of revenue and expense growth;

•	the pool of our potential subscribers;

•	our ability to attract and retain subscribers and their choice of subscription package;

•	our ability to manage growth;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	our ability to enhance the subscribers’ experience with added tools and features and provide value;

•	our success with respect to any future or recent acquisitions;

•	our international expansion plans;

•	our ability to adequately manage costs and control margins and trends;

•	our investments in technology and the success of our promotional programs and new products;

•	our development of brand awareness;

•	our ability to retain and hire necessary employees;

•	our competitive position;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our plans to repurchase shares of our common stock;

•	the seasonality of our business;

•	the impact of external market forces;

•	the impact of claims or litigation; and

•	the impact of potential legislation on privacy, subscription renewal or other aspects of our business.
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

Overview
Ancestry.com is the world’s largest online family history resource, with over 1.6 million paying subscribers around the world as of March 31, 2011. We offer access on a subscription basis, typically monthly or annually, to an extensive collection of billions of historical records that we have digitized, indexed and put online over the past 14 years. Our subscribers use our proprietary online platform, extensive digital historical record collection and easy-to-use technology to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories with their families. These subscribers are our primary source of revenues. We believe we provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web sites with new tools and features and enabling greater collaboration among our users through the growth of our global community. Our goal is to remain the leading online resource for family history and to grow our subscriber base by offering a superior value proposition to anyone interested in learning more about their family history.
The following discussion and analysis is based on and should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report, as well as the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”).
Recent Developments
On April 28, 2011, our board of directors authorized the repurchase of up to $125.0 million in shares of our outstanding common stock. Shares of our common stock may be repurchased from time to time through April 30, 2012 in the open market or in privately negotiated transactions. We expect to fund any share repurchases using cash on hand and our existing credit facility.
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key business metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The following key business metrics reflect data with respect to the Ancestry.com Web sites and exclude our other subscription-based Web sites, such as Footnote.com, Genline.se, myfamily.com and Genealogy.com.
•	Total subscribers. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our Ancestry.com Web sites. Total subscribers is defined as the number of subscribers at the end of the quarter.

•	Gross subscriber additions. A gross subscriber addition is a new customer who purchases a subscription or redeems a gift subscription to one of our Ancestry.com Web sites, net of subscriber returns.

•	Monthly churn. Monthly churn is a measure representing the number of subscribers that cancel in the quarter divided by the sum of beginning subscribers and gross subscriber additions during the quarter. To arrive at monthly churn, we divide the result by three. Management uses this measure to determine the health of our subscriber base.

•	Subscriber acquisition cost. Subscriber acquisition cost is external marketing and advertising expense, divided by gross subscriber additions in the quarter. Management uses this metric to determine the efficiency of our marketing and advertising programs in acquiring new subscribers.

•	Average monthly revenue per subscriber. Average monthly revenue per subscriber is total subscription revenues earned in the quarter from subscriptions to one of the Ancestry.com Web sites divided by the average number of subscribers in the quarter, divided by three. The average number of subscribers for the quarter is calculated by taking the average of the beginning and ending number of subscribers for the quarter.

Our key business metrics are presented for the three months ended March 31, 2011, December 31, 2010 and March 31, 2010:

	Three Months Ended
	March 31,	December 31,	March 31,
	2011	2010	2010

Total subscribers at end of quarter	1,615,169	1,394,910	1,211,978
Gross subscriber additions	424,531	202,509	279,100
Monthly churn	3.7%	3.9%	3.3%
Subscriber acquisition cost	$69.56	$96.87	$69.57
Average monthly revenue per subscriber	$18.05	$17.78	$16.70
Components of Condensed Consolidated Statements of Income
Revenues
Subscription revenues. We derive subscription revenues primarily from providing access to our services via our various Ancestry.com Web sites. Subscription revenues are recognized ratably over the subscription period and consist primarily of annual and monthly subscriptions, net of estimated cancellations. We typically charge our subscribers’ credit cards for their subscriptions at the commencement of the subscription period and at each renewal date (whether annual or monthly), unless they cancel their subscription before the renewal date. The amount of unrecognized revenues is recorded in deferred revenues. Subscription revenues also include revenues related to subscriptions to our non-Ancestry.com Web sites.
A majority of our subscription revenues is derived from subscribers in the United States. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the Web site to which the person subscribes. The following presents subscription revenues by geographic region:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
United States	$63,674	$44,404
United Kingdom	11,196	9,717
All other countries	10,313	5,439

Total subscription revenues	$85,183	$59,560

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
Costs of Revenues
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
Cost of product and other revenues. Cost of product and other revenues consists of our direct costs to purchase the products, shipping costs, personnel-related costs of digitization services and genealogical research personnel and credit card processing fees.

Operating Expenses
Technology and development. Technology and development expenses consist of personnel-related costs incurred in product development, maintenance and testing of our Web sites, enhancing our record search and linking technologies, developing solutions for new product lines, internal information systems and infrastructure, third-party development and other internal-use software systems. Our development costs are primarily based in the United States and are primarily devoted to providing accessibility to content and tools for individuals to do family history research. We plan to hire a significant number of technology and development employees during 2011. Competition for qualified technology and development personnel increased during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. We expect technology and development personnel-related expenses to continue to increase for the remainder of 2011.
Marketing and advertising. Marketing and advertising expenses consist primarily of direct expenses related to television and online advertising and personnel-related expenses. Marketing and advertising costs are principally incurred in the United States, United Kingdom, Australia and Canada. Television advertising rates increased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. If television and advertising rates continue to increase, our marketing and advertising expenses may increase in the remainder of 2011. NBC has announced that they have renewed a third season of the television show “Who Do You Think You Are?,” and we have signed an agreement to continue our involvement in the show. If NBC were to air the third season late in 2011, we would likely incur additional product integration and advertising expenses in 2011 without realizing a significant portion of the associated revenues of additional subscribers until 2012, which would likely result in an increase in our marketing and advertising expenses compared to our current expectations. Nevertheless, we can provide no assurance that NBC will air a third season of the show.
General and administrative. General and administrative expenses consist principally of personnel-related expenses for our executive, finance, legal, human resources and other administrative personnel, as well as outside services costs, consisting primarily of consultant, legal and accounting fees, and other general corporate expenses.
Amortization of acquired intangible assets. Amortization of acquired intangible assets is the amortization expense associated with subscriber relationships and contracts, core technologies and intangible assets, including trademarks and tradenames, resulting from business acquisitions.
Interest and Other Expense, Net and Income Tax Expense
Interest and other expense,net. Interest and other expense, net includes interest expense associated with the amortization of deferred financing costs related to our credit facility and other financing liabilities and, in 2010, the interest expense associated with our long-term debt. Also included are interest income earned on cash and cash equivalents and any short-term investments, and other income and expenses.
Income tax expense. Income tax expense consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations
The following table sets forth our condensed consolidated statements of income as a percentage of revenues for the three months ended March 31, 2011 and 2010. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Subscription revenues	93.6%	92.5%
Product and other revenues	6.4	7.5

Total revenues	100.0	100.0
Costs of revenues:
Cost of subscription revenues	15.3	17.9
Cost of product and other revenues	2.0	2.3

Total cost of revenues	17.3	20.2

Gross profit	82.7	79.8
Operating expenses:
Technology and development	15.0	15.4
Marketing and advertising	37.1	34.9
General and administrative	10.3	12.0
Amortization of acquired intangible assets	4.7	5.7

Total operating expenses	67.1	68.0

Income from operations	15.6	11.8
Interest and other expense, net	(0.1)	(1.7)

Income before income taxes	15.5	10.1
Income tax expense	(5.6)	(3.9)

Net income	9.9	6.2

Revenues, Cost of Revenues and Gross Profit

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)

Revenues:
Subscription revenues	$85,183	$59,560	43.0%
Product and other revenues	5,845	4,861	20.2

Total revenues	91,028	64,421	41.3
Cost of revenues:
Cost of subscription revenues	13,887	11,501	20.7
Cost of product and other revenues	1,828	1,494	22.4

Total cost of revenues	15,715	12,995	20.9

Gross profit	$75,313	$51,426	46.4

Gross profit percentage	82.7%	79.8%
Subscription revenues
The increase in our subscription revenues of $25.6 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily the result of an increase in the number of total subscribers, as well as an increase in average monthly revenue per subscriber on our Ancestry.com Web sites. Net subscriber additions increased primarily due to increased interest in Ancestry.com stemming from increased marketing efforts and the airing of the second season of “Who Do You Think You Are?” Average monthly revenue per subscriber increased in the three months ended March 31, 2011 primarily due to both increases in the percentage of overall subscribers that are monthly subscribers and the percentage of overall subscribers’ packages that are premium packages, both of which provide greater monthly revenues than other subscriptions. The percentage of overall subscribers that are monthly subscribers increased to 33% at March 31, 2011 from 29% at March 31, 2010. The percentage of overall subscribers’ packages that are premium packages increased to 45% at March 31, 2011 from 42% at March 31, 2010.
Product and other revenues
The increase in product and other revenues of $1.0 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to $0.8 million of digitization services revenue from iArchives, which we acquired in the fourth quarter of 2010.
Cost of subscription revenues
The increase in our cost of subscription revenues of $2.4 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to an increase of $0.8 million in our credit card processing fees reflecting higher transaction volumes as a result of increased total subscribers, an increase of $0.8 million in Web server operating costs partly attributable to greater user traffic volumes and an increase of $0.4 million in our personnel-related costs reflecting an increase in our Web hosting support personnel.
Cost of product and other revenues
Cost of product and other revenues increased slightly in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the costs associated with iArchives’ digitization services.

Operating Expenses

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)

Operating expenses:
Technology and development	$13,668	$9,927	37.7%
Marketing and advertising	33,808	22,446	50.6
General and administrative	9,357	7,742	20.9
Amortization of acquired intangible assets	4,270	3,679	16.1

Total operating expenses	$61,103	$43,794	39.5

Technology and development
The increase in technology and development expenses of $3.7 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily the result of an increase in personnel-related expenses of $3.1 million resulting from a 23% increase in the number of technology and development personnel at March 31, 2011 as compared to March 31, 2010. In addition, costs of third-party service providers increased $0.3 million primarily due to outsourced product quality assurance services.
Marketing and advertising
The increase in marketing and advertising expenses of $11.4 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to an increase of $7.6 million in television ad campaigns, an increase of $1.6 million in sponsorship and affiliate expenses and an increase of $0.6 million in print advertising expenses. These increases were primarily a result of our expanded marketing efforts in both domestic and international markets and were in part attributable to increased advertising and product integration costs incurred in connection with the second season of “Who Do You Think You Are?” The increases in second season costs reflected higher rates and additional episodes airing in the first quarter of 2011 since the second season began airing in February 2011, compared to the first season of the show, which premiered in March 2010. In addition, personnel-related costs increased $1.2 million primarily due to a 15% increase in the number of marketing and advertising personnel at March 31, 2011 compared to March 31, 2010.
General and administrative
The increase in general and administrative expenses of $1.6 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily the result of an increase of $0.8 million in certain administrative expenses, an increase of $0.5 million in outside services, such as consultants, legal services and accounting fees, and an increase of $0.3 million in personnel-related costs.
Amortization of acquired intangible assets
The increase in amortization of acquired intangible assets of $0.6 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to the amortization of intangible assets acquired as part of business acquisitions in the second half of 2010. Certain intangible assets are amortized on an accelerated basis resulting in higher amortization expense earlier in the intangible assets’ useful lives.

Interest and Other Expense, Net and Income Tax Expense

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)

Interest and other expense, net	$(107)	$(1,144)	(90.6)%
Income tax expense	(5,132)	(2,526)	103.2
Other data:
Effective tax rate	36.4%	38.9%
Interest and other expense, net
The decrease in interest and other expense, net of $1.0 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to a decrease in interest expense of $1.0 million reflecting our having no long-term debt outstanding at March 31, 2011.
Income tax expense
Our effective income tax rate decreased by 2.5 percentage points for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to our recognizing research and development tax credits and benefits resulting from stock-based compensation expense related to disqualifying dispositions of incentive stock options in the three months ended March 31, 2011. In addition, state and foreign effective income tax rates decreased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to changes in the state tax apportionment factors resulting from enacted legislation.
Other Financial Data
In addition to our results discussed above determined under accounting principles generally accepted in the United States of America (“GAAP”), we believe adjusted EBITDA and free cash flow are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA and free cash flow as supplemental measures to evaluate the overall operating performance of companies. For the three months ended March 31, 2011 and 2010, our net income, adjusted EBITDA and free cash flow were as follows:

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)
Net income	$8,971	$3,962	126.4%
Adjusted EBITDA(1)	25,604	17,013	50.5
Free cash flow(2)	18,742	11,410	64.3

(1)	Adjusted EBITDA. We define adjusted EBITDA as net income plus net interest and other (income) expense; income tax expense; and non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense.

(2)	Free cash flow. We define free cash flow as net income (loss) plus net interest and other (income) expense; income tax expense; and non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and minus capitalization of content database costs, purchases of property and equipment and cash paid for income taxes and interest.
Adjusted EBITDA and free cash flow are financial data that are not calculated in accordance with GAAP. The table below provides a reconciliation of these non-GAAP financial measures to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. We prepare adjusted EBITDA and free cash flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures.

Our management uses adjusted EBITDA and free cash flow as measures of operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; and in communications with our board of directors concerning our financial performance. Adjusted EBITDA together with revenues has also been used as a financial performance objective in determining the bonus pool under our recent performance incentive programs. Management believes that the use of adjusted EBITDA and free cash flow provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Management believes that it is useful to exclude non-cash charges such as depreciation, amortization, impairment of intangible assets and stock-based compensation expense from adjusted EBITDA and free cash flow because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards.
Although adjusted EBITDA and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA and free cash flow each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP.
Some of these limitations are:
•	adjusted EBITDA and free cash flow do not reflect our future requirements for contractual commitments and adjusted EBITDA does not reflect our cash expenditures or future requirements for content database costs, property and equipment;

•	adjusted EBITDA and free cash flow do not reflect changes in, or cash requirements for, our working capital;

•	adjusted EBITDA does not reflect interest income or interest expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes;

•	adjusted EBITDA and free cash flow do not reflect the non-cash component of employee compensation;

•	although depreciation, amortization and impairment of intangible assets and acquired in-process research and development are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	other companies in our industry may calculate adjusted EBITDA or free cash flow or similarly titled measures differently than we do, limiting their usefulness as comparative measures.
The following table presents a reconciliation of our adjusted EBITDA and free cash flow to net income, the most comparable GAAP measure, for the periods presented.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income:
Net income	$8,971	$3,962
Interest and other (income) expense, net	107	1,144
Income tax expense	5,132	2,526
Depreciation	3,264	2,864
Amortization	6,405	5,513
Stock-based compensation expense	1,725	1,004

Adjusted EBITDA	$25,604	$17,013

Capitalization of content database costs	(5,747)	(2,792)
Purchases of property and equipment	(725)	(1,407)
Cash paid for interest	(115)	(1,001)
Cash paid for income taxes	(275)	(403)

Free cash flow	$18,742	$11,410

Liquidity and Capital Resources
As of March 31, 2011, we had $202.3 million of total liquidity, comprised of $102.3 million in cash and cash equivalents and the ability to borrow $100.0 million under a three-year $100 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions. Cash and cash equivalents are comprised of high quality investments including money market funds. Note 2 of the accompanying Notes to our condensed consolidated financial statements in this Quarterly Report describes further the composition of our cash and cash equivalents. Note 6 to the Consolidated Financial Statements included in our 2010 Annual Report describes further the terms of our revolving credit facility.
Our primary uses of cash include operating costs such as personnel-related expenses, marketing and advertising, capital expenditures related to content databases, property and equipment, business acquisitions, expansion of new markets and businesses and Web hosting costs. During 2010, we also used cash for payments on our prior credit facility and to repurchase $25.0 million of shares of our common stock. Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:
•	the levels of advertising and promotion required to retain and acquire subscribers;

•	the development of new services;

•	market acceptance of our services;

•	the launch of additional services and improvement of our competitive position in the marketplace;

•	the level of new content acquisition required to retain and acquire subscribers;

•	the expansion of our development and marketing organizations;

•	our engaging in future business acquisitions;

•	amounts we must spend to integrate and operate acquired businesses;

•	future stock repurchases by us (including under our recently approved $125.0 million stock repurchase authorization);

•	the building of infrastructure necessary to support our growth; and

•	our relationships with subscribers and vendors.
We have experienced increases in our expenditures in connection with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We expect cash on hand, internally generated cash flow and available credit from our credit facility will provide adequate funds for operating and recurring cash needs (e.g., working capital and capital expenditures) for at least the next 12 months.

Summary cash flow information for cash and cash equivalents and short-term investments for the three months ended March 31, 2011 and 2010 is set forth below. For the purpose of this cash flow analysis, we have included our highly liquid short-term investments, which we believe we can readily convert to cash on a short-term basis. We consider cash, cash equivalents and short-term investments in evaluating our overall cash position.

	March 31,
	2011	2010	% Change
	(In thousands)
Net cash and cash equivalents and short-term investments provided by (used in):
Operating activities	$36,400	$34,522	5%
Investing activities	(6,472)	(4,169)	55
Financing activities	6,788	(2,644)	(357)
Effect of changes in foreign currency exchange rates on cash and cash equivalents and short-term investments	28	—	N/M

Increase in cash and cash equivalents and short-term investments	$36,744	$27,709	33

Cash Flow Analysis
Sources and uses of cash
Cash and cash equivalents and short-term investments increased $36.7 million to $102.3 million in the three months ended March 31, 2011 compared to an increase of $27.7 million in the three months ended March 31, 2010. This increase was primarily due to cash provided by operating activities. Cash and cash equivalents and short-term investments were $128.0 million at March 31, 2010. During each of the periods presented, net cash provided by operating activities was used primarily for investments in content databases, property and equipment. In addition, in the three months ended March 31, 2010, net cash provided by operating activities was used for debt repayments.
Net cash provided by operating activities
For the three months ended March 31, 2011, net cash provided by operating activities was $36.4 million, an increase of $1.9 million compared to the three months ended March 31, 2010. Net cash provided by operating activities consists of net income as adjusted for non-cash expenses and changes in operating assets and liabilities. Net income was $9.0 million for the three months ended March 31, 2011, an increase of $5.0 million over the three months ended March 31, 2010. Our non-cash expenses, including depreciation, amortization of content database costs, amortization of acquired intangible assets, amortization of deferred financing costs, deferred income taxes and stock-based compensation expense totaled $10.5 million, an increase of $2.0 million over the three months ended March 31, 2010. Our net cash used in the changes in operating assets and liabilities, excluding deferred revenues, totaled $2.9 million, an increase in cash used of $10.6 million from cash provided by changes in these assets and liabilities of $7.7 million for the three months ended March 31, 2010. The change in our deferred revenues, which represents cash received from subscribers but not yet recognized in revenues, totaled $19.9 million, an increase of $5.4 million over the three months ended March 31, 2010. This increase primarily reflects subscriber growth and subscription package mix during the quarter. Subscriber growth increased deferred revenues due to the impact of overall subscription volume on revenues. The increase in the percentage of overall subscription packages that are premium packages also drove the increase as premium packages provide more revenue per subscription. The effect of these increases was partially offset by the increase in the percentage of overall subscribers that are monthly subscriptions, as monthly subscriptions provide less deferred revenues than annual subscriptions.
Net cash used in investing activities
For the three months ended March 31, 2011, net cash used in investing activities totaled $6.5 million, an increase of $2.3 million compared to the three months ended March 31, 2010. Net cash used in investing activities consisted of investments in content databases and property and equipment for each of the three month periods. For the three months ended March 31, 2011 compared to the three months ended March 31, 2010 investments in content databases increased $3.0 million, while investments in property and equipment decreased $0.7 million.
Net cash provided by (used in) financing activities
For the three months ended March 31, 2011, net cash provided by financing activities totaled $6.8 million, a change of $9.4 million from net cash used in financing activities, which totaled $2.6 million in the three months ended March 31, 2010. Net cash provided by financing activities consisted primarily of proceeds from stock option exercises of $2.7 million and excess tax benefits from stock-based compensation of $4.1 million. In the three months ended March 31, 2010, net cash used in financing activities included $2.9 million of principal payments on long-term debt.

Contractual Obligations
There have been no significant changes to our contractual obligations since December 31, 2010. We have entered into various non-cancelable operating lease agreements for our offices and certain equipment throughout the world. We recognize rent expense on our operating leases on a straight-line basis beginning at the commencement of the lease.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, expenses and related disclosures. These estimates and assumptions are often based on historical experience and judgments that we believe to be reasonable under the circumstances at the time made. However, all such estimates and assumptions are inherently uncertain and unpredictable and actual results may differ. It is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis.
We consider the assumptions and estimates associated with recoverability of indefinite-lived and long-lived assets, the period of amortization of our content database costs, stock-based compensation and income taxes to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 to our Consolidated Financial Statements included in our 2010 Annual Report. There have been no changes to our significant accounting policies since December 31, 2010 except as discussed in Note 1 to the condensed consolidated financial statements of this Quarterly Report.
Performance-Based Restricted Stock Units
During the three months ended March 31, 2011, we began issuing performance-based restricted stock units (“RSUs”) to certain company personnel. Performance-based RSUs vest subject to the achievement of certain predetermined performance goals and employment over the requisite service period. The amount of stock-based compensation expense recognized in any one period for such performance-based RSUs is derived from the fair value of the RSUs and can vary based on the achievement or anticipated achievement of these goals. The fair value of each RSU is based on the closing price of the company’s common stock on the date of grant. If a performance goal is not met or is not expected to be met, we recognize no compensation expense on the underlying RSUs, and any previously recognized compensation expense on those RSUs is reversed in the period that our expectations change. For the three months ended March 31, 2011, the number of performance-based RSUs granted was de minimis.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business which currently are comprised primarily of foreign currency exchange rate risks. For financial market risks related to foreign currency exchange, refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our 2010 Annual Report. Our exposure to market risk has not changed significantly since December 31, 2010.

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We generate substantially all of our revenues from subscriptions to our services. We must continue to retain existing and attract new subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to retain them, and as a result, our revenues would be adversely affected. For example, if consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to regularly introduce new and improved services, or if we introduce new services that are not favorably received by the market, we may not be able to retain existing or attract new subscribers. We rely on our marketing and advertising efforts to attract new subscribers and retain existing subscribers. If we are unable to effectively retain existing subscribers and attract new subscribers, our business, financial condition and results of operations would be adversely affected.
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
Our revenues have grown rapidly, increasing from $150.6 million in 2006 to $300.9 million in 2010, representing a compound annual growth rate of 18.9%. In the three months ended March 31, 2011, our revenues grew 41% over the prior year quarter. We may not be able to sustain our recent growth rate in future periods and you should not rely on the revenue growth of these periods or any prior period or year as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings and acquiring new and relevant content, and also to expanding awareness of our brand and category through marketing, such as the increased advertising we have undertaken in connection with the television program “Who Do You Think You Are?,” which may reduce our margins in the near term. If our margins or our future growth resulting from our implementation of these strategies fail to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.

If we experience excessive rates of subscriber cancellation, or churn, our revenues and business may be harmed.
We must continually add new subscribers both to replace subscribers who choose to cancel their subscriptions and to grow our business beyond our current subscriber base. Subscribers choose to cancel their subscriptions for many reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience or subscriber service issues are not satisfactorily resolved. Subscribers may choose to cancel their subscription at any time prior to the renewal date. When we add subscribers as rapidly as we did in 2010, the rate of subscriber cancellation, or churn, may also increase as it did beginning in the second quarter of 2010 with churn rising from 3.3% in the first quarter of 2010 to 4.3% in the second quarter of 2010. If we are unable to attract new subscribers in numbers greater than our subscriber churn, our subscriber base will decrease and our business, financial condition and results of operations may be adversely affected.
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
A change in our mix of subscription durations could have a significant impact on our revenues, churn and revenue visibility.
A majority of our subscribers has annual subscriptions. At any point in time, however, the majority of new subscribers generally signs up for monthly subscriptions and may or may not choose to renew. We generally experience higher rates of churn for monthly subscribers than for annual subscribers. As of March 31, 2011, the percentage of overall subscribers that were monthly subscribers had increased by 4 percentage points to 33% at March 31, 2011 from 29% at December 31, 2010. If this trend continues, more of our revenues would become dependent on monthly renewals, and we would likely have higher churn. We continually evaluate the types of subscriptions that are most appropriate for us and our subscribers. As we make these evaluations, we may more aggressively market subscriptions that are shorter than our annual subscriptions. Any material change in our mix of subscription duration could have a significant impact on our revenues and churn.
Additionally, the largely annual commitments of our subscribers enhance our near-term visibility on our revenues, which we believe enables us to more effectively manage the growth of our business and provide working capital benefits. A shift in subscriber mix towards more monthly subscriptions may result in diminished visibility with respect to forecasting revenues, which could make it more difficult to manage our growth and effectively budget future working capital requirements.
Because we recognize revenues from subscriptions to our service over the term of the subscription, downturns or upturns in subscriptions may not be immediately reflected in our operating results and therefore could affect our operating results in later periods.
We recognize revenues from subscribers ratably over the term of their subscriptions. Given that annual subscriptions represent a majority of our subscriptions, a large portion of our revenues for each quarter reflects deferred revenues from subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in revenues in that quarter but will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns or upturns in subscriptions or market acceptance of our service, or changes in subscriber churn, may not fully impact our results of operations until future periods.
If our marketing and advertising efforts fail to generate additional revenues on a cost-effective basis, or if we are unable to manage our marketing and advertising expenses, it could harm our results of operations and growth.
Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures and the continued success of television programming related to family history. We use a diverse mix of fixed-cost and performance-based marketing and advertising programs to promote our products and services, and we periodically adjust our mix of marketing and advertising programs. We have experienced price increases in some of our marketing and advertising channels. Significant increases in the pricing of one or more of our marketing and advertising channels would increase our marketing and advertising expense or cause us to choose less expensive but potentially less effective marketing and advertising channels. Television advertising comprises a large percentage of our marketing and advertising expense, which may have significantly higher costs than other channels and which could adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, such as NBC in future seasons of “Who Do You Think You Are?,” which could increase our operating expenses. We have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenues associated with such expenses, as in the case of television programming, and our marketing and advertising expenditures may not continue to result in increased revenues or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer. In addition, our expanded marketing efforts may increase our subscriber acquisition cost, as additional expenses may not result in sufficient customer growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.

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
We have purchased product integration in all three seasons of the television show “Who Do You Think You Are?” in the United States, including seasons one and two, which aired in 2010 and 2011 respectively, and season three, which NBC recently announced. Although the airing of this series, together with our increased television advertising, caused increased interest in our core business that resulted in a greater number of subscribers, we cannot guarantee that the show will have a long-term favorable effect on our net income. We cannot assure you that NBC will air any future seasons of the show, including the third season or, if they do, that we will always participate. If we do not receive lasting benefits from “Who Do You Think You Are?,” or if the show does not continue to be well received or cancelled, it could have a negative effect on our business and our stock price. If NBC were to air the third season of “Who Do You Think You Are?” late in 2011, we would likely incur expenses earlier than anticipated, which would likely have a negative impact on our 2011 results of operations.
Because we generate substantially all of our revenues from online family history resources, particularly in the United States and United Kingdom, a decline in demand for our services or for online family history resources in general, and particularly of the United States and United Kingdom, could cause our revenues to decline.
We generate substantially all of our revenues from our online family history services, and we expect that we will continue to depend upon our online family history services for substantially all of our revenues in the foreseeable future. Because we depend on our online family history services, factors such as changes in consumer preferences for these products may have a disproportionately greater impact on us than if we offered multiple services. The market for online family history resources, and for consumer services in general, is subject to rapidly changing consumer demand and trends in preferences. If consumer interest in our online family history services declines, or if consumer interest in family history in general declines, we would likely experience a significant loss of revenues and net income. Some of the potential factors that could affect interest in and demand for online family history services include:
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

In addition, substantially all of our revenues are from subscribers in the United States, the United Kingdom, and to a lesser extent, Canada and Australia. Consequently, a decrease of interest in and demand for online family history services, or increased competition, in these countries could have a disproportionately greater impact on us than if our geographical mix of revenues was less concentrated.
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
We acquire a portion of our content pursuant to ongoing license agreements. Some of these agreements have finite terms and we may not be able to renew the agreements on terms that are advantageous to us or at all. For example, we license a significant amount of our United Kingdom content from the United Kingdom National Archives under several license agreements that generally have ten year terms that begin expiring as soon as 2012, and which have varying automatic extension periods. The agreements are generally terminable by either party for breach by the other party and by the United Kingdom National Archives upon our insolvency or bankruptcy. Some of these agreements permit the United Kingdom National Archives to terminate these licenses if we undergo a change of control.
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
Digitizing and indexing new historical content can take a significant amount of time and expense and we generally incur the expenses related to such content significantly in advance of the time we can make it available to our subscribers. We have invested over $100 million to acquire and develop content, including content acquired through business acquisitions, and we expect to continue to spend significant resources on content. Increases in the cost or time required to digitize and index new content could harm our financial results. Currently, two transcription vendors perform substantially all of our data transcription as measured by cost. We do not have long-term contracts with any of our transcription vendors. If we were to replace one of these transcription vendors for any reason, we would be required to provide extensive training to the new vendor, which could delay our ability to make our new content available to our subscribers, and our relationships with the new transcription vendors may be on financial or other terms less favorable to us than our existing arrangements. Our inability to maintain or acquire content or to make new content available online in a timely and cost-effective manner would have an adverse effect on our business, financial condition and results of operations.
While we are digitizing content, we may be in possession of valuable and irreplaceable original historical documents. While we maintain insurance with respect to such documents, any loss or damage to such documents, while in our possession, could cause us significant expense and could have a material adverse effect on our reputation and the potential willingness of content owners to license or lend their content to us.
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
Ancestry.com and our similar international Web sites face competition from:
•	FamilySearch, and its Web site FamilySearch.org, a genealogy organization that is part of The Church of Jesus Christ of Latter-day Saints. FamilySearch has an extensive collection of paper and microfilm records. FamilySearch has digitized a large quantity of these records and has published them online at FamilySearch.org, where it makes them available to the public for free and through thousands of family history centers located throughout the world. FamilySearch is a well-funded organization and is undertaking a large-scale digitization project to make its collection available online. FamilySearch could partner with commercial entities to broaden the distribution of its records.

•	Commercial entities, including online genealogical research services, library content distributors, search engines and portals, retailers of books and software related to genealogical research and family tree creation and family history oriented social networking Web sites.

•	Non-profit entities and organizations, genealogical societies, governments and agencies that may make vital statistics or other records available to the public for free or that partner with commercial entities to make their records widely-available. For example, Yad Vashem, a Jerusalem-based archive devoted to the documentation, research, education and commemoration of the Holocaust, has partnered with Google to facilitate free online access to the world’s largest historical collection on the Holocaust.

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
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock-based awards they may receive in connection with their employment. Accounting principles generally accepted in the United States relating to the expensing of stock-based awards may discourage us from granting the size or type of awards that job candidates may require to join our company. If our stock price declines, we may face increased difficulty attracting and retaining personnel through the use of stock-based awards. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, and hire and integrate appropriate personnel, we may not be able to successfully implement our business plan.
Our growth in operations has placed a significant strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings, will continue to place similar strains on our personnel, technology and infrastructure. Our full-time employee headcount increased 20% in 2010, and we plan to continue to hire aggressively in 2011. Particularly when adding staff quickly, we may not make optimal hiring decisions or may not integrate personnel effectively. A sudden increase in the number of our registered users could strain our capacity and result in Web site performance issues. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional personnel and capital investments will increase our cost base, which, if we fall short of anticipated revenue growth, will make it more difficult to decrease expenses in the short term. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.
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
As part of our business strategy, we may engage in acquisitions of businesses or technologies to augment our organic or internal growth, as we did in 2010. While we have engaged in acquisitions in the past, our experience with integrating and managing acquired businesses or assets is still limited. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any recent or future acquisition could involve numerous risks including:
•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the operations and products of the acquired business;

•	use of cash or borrowings under our credit facility or otherwise to fund the acquisition or for unanticipated expenses;

•	inability to effectively operate the new business;

•	exposure to unknown liabilities, including litigation, against the companies we acquire;

•	additional costs due to differences in culture, geographical locations and duplication of key talent;

•	acquisition-related accounting charges affecting our balance sheet and results of operations;

•	difficulty integrating the financial reports of the acquired business in our consolidated financial statements and implementing our internal controls in the acquired business;

•	potential impairment of goodwill and acquired intangible assets;

•	dilution to our current stockholders from the issuance of equity securities; and

•	potential loss of key employees or customers of the acquired company.
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
In addition to our United States and United Kingdom Web sites, we have launched Web sites directed at Canada, Australia, Sweden, Germany, France, Italy and China and launched our global Mundia.com Web site. As of March 31, 2011, approximately 29% of subscribers to our Ancestry.com Web sites, and, for the three months ended March 31, 2011, approximately 25% of our subscription revenues were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:
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
We anticipate that our continuing international expansion will entail increased marketing and advertising of our products, services and brands, and the development of localized Web sites throughout our geographical markets. We may not succeed in these efforts or achieve our subscriber acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different than those in our current markets, and we may use business models that are different from our traditional subscription models. Our revenues from new foreign markets may not exceed the costs of acquiring, establishing, marketing and maintaining international offerings, and therefore may not be profitable on a sustained basis, if at all. The risks of international expansion include:
•	difficulties in developing and marketing our offerings and brands as a result of distance, language and cultural differences;

•	more stringent consumer and data protection laws;

•	inability to effectively deal with local socio-economic and political conditions;

•	technical difficulties and costs associated with the localization of our service offerings;

•	strong local competitors; and

•	lack of experience in certain geographical markets.
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
Maintaining our network security is of critical importance because our online systems store confidential registered user, employee and other sensitive data, such as names, addresses, credit card numbers and other personal information. In particular, a substantial majority of our subscribers use credit and debit cards to purchase our products and services. If we or our processing vendors were to have problems with our billing software, it could have an adverse effect on our subscriber satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment services. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our business, financial condition, cash flows and results of operations could be adversely affected.
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
In addition, our credit card fees may be increased by credit card companies if our chargeback rate or the refund rate exceeds certain thresholds. If we are unable to maintain our chargeback rate at acceptable levels, our credit card fees for chargeback transactions, or for all credit card transactions, may be increased, and, if the problem significantly worsens, credit card companies may further increase our fees or terminate their relationships with us. Any increases in our credit card fees could adversely affect our results of operations, particularly if we elect not to raise our subscription rates to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to collect revenues from subscribers.
Our operating results depend on numerous factors and may fluctuate from period to period, which could make them difficult to predict.
Our quarterly and annual operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. For the reasons set forth in this Risk Factors section or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance and our revenues and operating results in the future may differ materially from the expectations of management or investors.
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

Our credit facility contains a number of financial and operating covenants which could limit our flexibility in operating our business.
Our credit facility contains a number of financial and operating covenants that could limit our flexibility in operating our business, including a covenant to maintain a specified ratio of a measure of certain funded indebtedness (excluding subordinated indebtedness) to a measure of EBITDA (as EBITDA is defined in our credit facility) and a covenant to maintain a specified ratio of a measure of EBITDA to a measure of fixed charges.
As of March 31, 2011, we had no borrowings outstanding under our credit facility. Our future indebtedness could:
•	make us more vulnerable to unfavorable economic conditions;

•	make it more difficult to obtain additional financing in the future for working capital, capital expenditures or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	require us to dedicate or reserve a large portion of our cash flow from operations for making payments on our indebtedness, which would prevent us from using it for other purposes;

•	make us susceptible to fluctuations in market interest rates that affect the cost of our borrowings to the extent that our variable rate debt is not covered by interest rate derivative agreements, if any; and

•	make it more difficult to pursue strategic acquisitions, alliances and collaborations.
Any obligations under our credit facility are secured by collateral, which includes substantially all of our assets, including our intellectual property. If we draw funds under our credit facility and we are not able to satisfy our obligations under the credit facility, the lenders could exercise their rights under the credit facility, including taking control of the collateral, including our intellectual property, which would have a material adverse effect on our business. In addition, we cannot assure you that our lenders will have sufficient liquidity to provide funds to us if and when we seek to borrow under the credit facility.
We face risk associated with currency exchange rate fluctuations, which could adversely affect our revenues and operating results.
For the three months ended March 31, 2011, approximately 22% of our total revenues were received, and approximately 9% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Canadian dollar and the Australian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. We are also exposed to exchange rate risk with respect to our revenues earned in foreign currencies. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.
Our business may be significantly impacted by a change in the economy, including any resulting effect on consumer spending.
Our business may be affected by changes in the economy generally, including any resulting effect on consumer spending specifically. Our products and services are discretionary purchases, and consumers may reduce their discretionary spending on our products and services during an economic downturn such as the one we recently experienced. Although we did not experience a material increase in subscription cancellations or a material reduction in subscription renewals during that downturn, we may yet be impacted if employment and personal income do not improve. Conversely, consumers may spend more time using the Internet during an economic downturn and may have less time for our products and services in a period of economic growth. In addition, we have already seen a rise in media prices, including television advertising, and prices may further increase if the economy continues to recover or grow, which could significantly increase our marketing and advertising expenses. As a result, our business, financial condition and results of operations may be significantly affected by changes in the economy generally.

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
From time to time, we may be subject to claims or litigation. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, require us to accept returns of software products or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages. For example, in August 2009, we received a letter from Shutterfly, Inc., alleging infringement of certain of their patents by our operation of the MyCanvas.com Web site. While MyCanvas.com revenues have represented a small percentage of our total revenues, intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our results of operations or cash flows. We cannot assure you of the ultimate outcome of any legal proceeding or contingency in which we are or may become involved.
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

We also expect that the more successful we are, the more likely it will become that competitors will try to develop products that are similar to ours, which may infringe on our proprietary rights. It may also be more likely that competitors will claim that our products and services infringe on their proprietary rights. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenues, reputation and competitive position could be harmed.
Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information. Failure to protect our proprietary information could make it easier for third parties to compete with our products and harm our business.
A substantial amount of our tools and technologies are protected by trade secret laws. In order to protect our proprietary technologies and processes, we rely in part on security measures, as well as confidentiality agreements with our employees, licensees, independent contractors and other advisors. These measures and agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We could potentially lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in or unexpected interpretations of the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our business, revenues, reputation and competitive position.
Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our Web sites, content indexes, and marketing and advertising activities.
Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technologies, business processes and the content on our Web sites. We use intellectual property licensed from third parties in merchandising our products and marketing and advertising our services. From time to time, third parties may allege that we have violated their intellectual property rights. If there is a valid claim against us for infringement, misappropriation, misuse or other violation of third party intellectual property rights, and we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely basis, our business and competitive position may be adversely affected. Many companies are devoting significant resources to obtaining patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents relevant to our technologies and business. If we are forced to defend ourselves against intellectual property infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, limitations on our ability to use our current Web sites or inability to market or provide our products or services. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our merchandizing or marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. In addition, many of our co-branding, distribution and other partnering agreements require us to indemnify our partners for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling in such an action.
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
We have registered domain names for Web site destinations that we use in our business, such as Ancestry.com, Ancestry.co.uk and iArchives. However, if we are unable to maintain our rights in these domain names, our competitors could capitalize on our brand recognition by using these domain names for their own benefit. In addition, our competitors could capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere, and in many countries the top-level domain names “ancestry” or “genealogy” are owned by other parties. Although we own the “ancestry.co.uk” domain name in the United Kingdom, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the “ancestry” and “genealogy” domain names. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies from jurisdiction to jurisdiction and is unclear in some jurisdictions. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of, our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and divert management attention. We may not prevail if any such litigation is initiated.

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
The market price of shares of our common stock could be subject to wide fluctuations in response to many risks listed herein and others beyond our control, including:
•	actual or anticipated fluctuations in our key operating metrics, financial condition and operating results;

•	a greater than expected gain or loss of existing subscribers;

•	a change in one or more of our key metrics;

•	actual or anticipated changes in our growth rate;

•	issuance of new or updated research or reports by securities analysts;

•	our announcement of actual results for a fiscal period that are higher or lower than projected or expected results or our announcement of revenues or earnings guidance that is higher or lower than expected;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	sales or expected sales of common stock by us or others; or market reaction to announced repurchases of common stock by us;

•	announcements from, or operating results of, our competitors; or

•	general economic and market conditions.

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
As of March 31, 2011, Spectrum Equity Investors V, L.P. and certain of its affiliates beneficially owned in the aggregate shares representing approximately 41% of our outstanding voting power. Two persons associated with Spectrum Equity Investors V, L.P. currently serve on our board of directors. As a result, Spectrum Equity Investors V, L.P. and certain of its affiliates could have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of Spectrum Equity Investors V, L.P. and certain of its affiliates may not always coincide with the interests of the other holders of our common stock.

Item 6.	Exhibits

Exhibit
Number		Exhibit Description
10.1
First Amendment, dated April 8, 2011, to Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.

10.2		Employment Letter by and between Timothy Sullivan and Ancestry.com Inc., dated April 6, 2011.

10.3		Amendment No. 1, dated April 22, 2011, to Employment Letter dated July 22, 2010, between Joshua Hanna and Ancestry.com Inc.

10.4		Amendment No. 2, dated April 26, 2011, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.

10.5		Ancestry.com Inc. Description of 2011 Performance Incentive Program.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancestry.com Inc.
Dated: May 3, 2011	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: May 3, 2011	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
10.1
First Amendment, dated April 8, 2011, to Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.

10.2		Employment Letter by and between Timothy Sullivan and Ancestry.com Inc., dated April 6, 2011.

10.3		Amendment No. 1, dated April 22, 2011, to Employment Letter dated July 22, 2010, between Joshua Hanna and Ancestry.com Inc.

10.4		Amendment No. 2, dated April 26, 2011, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.

10.5		Ancestry.com Inc. Description of 2011 Performance Incentive Program.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.