Form 10-Q
period 2011-06-30
Ancestry.com Inc.
filed 2011-08-02
CIK 1469433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of July 27, 2011, there were 45,452,304 shares of the registrant’s common stock, par value $0.001, outstanding.

Ancestry.com Inc.

Page
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

Part II. Other Information

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6. Exhibits	41

Signatures	42

Exhibit Index	43

EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ANCESTRY.COM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$71,019	$65,519
Restricted cash	1,940	2,476
Accounts receivable, net of allowances of $422 and $406 at June 30, 2011 and December 31, 2010, respectively	5,679	6,990
Income tax receivable	15,362	8,094
Deferred income taxes	2,779	3,873
Prepaid expenses and other current assets	8,977	9,243

Total current assets	105,756	96,195
Property and equipment, net	19,234	21,252
Content database costs, net	71,098	65,418
Intangible assets, net	25,825	34,281
Goodwill	302,802	303,374
Other assets	2,010	1,666

Total assets	$526,725	$522,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,970	$9,451
Accrued expenses	38,224	36,978
Deferred revenues	114,285	89,301

Total current liabilities	162,479	135,730
Deferred income taxes	16,534	20,571
Other long-term liabilities	2,017	2,018

Total liabilities	181,030	158,319
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 175,000 shares authorized; 47,174 shares issued and 45,186 shares outstanding at June 30, 2011 and 45,179 shares issued and outstanding at December 31, 2010	47	45
Additional paid-in capital	362,968	328,957
Treasury stock, at cost; 1,988 and zero shares at June 30, 2011 and December 31, 2010, respectively	(78,095)	—
Accumulated other comprehensive income	1,025	643
Retained earnings	59,750	34,222

Total stockholders’ equity	345,695	363,867

Total liabilities and stockholders’ equity	$526,725	$522,186

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)
	(In thousands, except per share data)
Revenues:
Subscription revenues	$96,707	$70,544	$181,890	$130,104
Product and other revenues	4,601	3,916	10,446	8,777

Total revenues	101,308	74,460	192,336	138,881
Costs of revenues:
Cost of subscription revenues	14,111	11,228	27,998	22,729
Cost of product and other revenues	1,841	1,280	3,669	2,774

Total cost of revenues	15,952	12,508	31,667	25,503

Gross profit	85,356	61,952	160,669	113,378
Operating expenses:
Technology and development	14,242	9,992	27,910	19,919
Marketing and advertising	30,250	24,490	64,058	46,936
General and administrative	10,111	8,032	19,468	15,774
Amortization of acquired intangible assets	4,297	3,679	8,567	7,358

Total operating expenses	58,900	46,193	120,003	89,987

Income from operations	26,456	15,759	40,666	23,391
Interest and other expense, net	(429)	(1,429)	(536)	(2,573)

Income before income taxes	26,027	14,330	40,130	20,818
Income tax expense	(9,470)	(5,807)	(14,602)	(8,333)

Net income	$16,557	$8,523	$25,528	$12,485

Net income per common share:
Basic	$0.36	$0.20	$0.56	$0.29

Diluted	$0.33	$0.18	$0.51	$0.26

Weighted average common shares outstanding
Basic	45,596	42,764	45,484	42,612

Diluted	49,893	48,015	50,082	47,754

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)
	(In thousands)

Operating activities:
Net income	$16,557	$8,523	$25,528	$12,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,188	2,740	6,452	5,604
Amortization of content database costs	2,279	1,830	4,415	3,664
Amortization of acquired intangible assets	4,297	3,679	8,567	7,358
Amortization of deferred financing costs	69	614	138	829
Deferred income taxes	(2,021)	(1,487)	(2,989)	(2,637)
Stock-based compensation expense	2,201	1,262	3,926	2,266
Changes in operating assets and liabilities:
Accounts receivable	999	283	1,308	935
Restricted cash	44	(99)	536	(170)
Other assets	(581)	403	(233)	1,970
Income tax receivable	(8,672)	—	(7,268)	1,544
Accounts payable and other liabilities	24,563	4,200	23,148	8,188
Excess tax benefits from stock-based compensation	(16,393)	(3,570)	(20,449)	(3,570)
Deferred revenues	5,054	4,654	24,906	19,088

Net cash provided by operating activities	31,584	23,032	67,985	57,554
Investing activities:
Capitalization of content database costs	(4,204)	(2,349)	(9,951)	(5,141)
Purchases of property and equipment	(3,693)	(2,221)	(4,418)	(3,628)
Purchases of short-term investments	—	(5,193)	—	(7,193)
Proceeds from sale and maturity of short-term investments	—	4,991	—	10,037

Net cash used in investing activities	(7,897)	(4,772)	(14,369)	(5,925)
Financing activities:
Proceeds from exercise of stock options	7,290	4,858	10,022	5,072
Taxes paid related to net share settlement of stock-based awards	(515)	—	(515)	—
Principal payments on debt	—	(20,937)	—	(23,795)
Excess tax benefits from stock-based compensation	16,393	3,570	20,449	3,570
Repurchases of common stock	(78,095)	—	(78,095)	—

Net cash used in financing activities	(54,927)	(12,509)	(48,139)	(15,153)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(4)	—	23	—
Net increase (decrease) in cash and cash equivalents	(31,244)	5,751	5,500	36,476
Cash and cash equivalents at beginning of period	102,263	97,666	65,519	66,941

Cash and cash equivalents at end of period	$71,019	$103,417	$71,019	$103,417

Supplemental disclosures of cash flow information:
Cash paid for interest	$111	$476	$226	$1,477
Cash paid for income taxes	3,282	5,778	3,557	6,181
Supplemental disclosures of noncash investing and financing activities:
Capitalization of stock-based compensation	9	2	18	3
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
Unaudited Interim Financial Statements
The accompanying condensed consolidated balance sheet as of June 30, 2011 and the condensed consolidated statements of income and cash flows for the three and six months ended June 30, 2011 and 2010 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the company’s financial position, results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
Performance-Based Restricted Stock Units
In 2011, the company began issuing performance-based restricted stock units (“RSUs”) to certain company personnel. Performance-based RSUs vest subject to the achievement of certain predetermined performance goals and employment over the requisite service period. The amount of stock-based compensation expense recognized in any one period for such performance-based RSUs is derived from the fair value of the RSU and can vary based on the achievement or anticipated achievement of these goals. The fair value of each RSU is based on the closing price of the company’s common stock on the date of grant. If a performance goal is not met or is not expected to be met, no compensation expense is recognized on the underlying RSUs, and any previously recognized compensation expense on those RSUs is reversed in the period that expectations change.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards requiring comprehensive income to be presented as either a continuous statement of comprehensive income or two separate but consecutive statements. The amendments do not affect the disclosures required regarding comprehensive income. These amendments are to be applied retrospectively for interim and fiscal year periods beginning after December 15, 2011. The adoption of these standards will not impact the company’s financial results or disclosures but will have an impact on the presentation of comprehensive income when adopted.

In May 2011, the FASB issued amended standards related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The requirements of these new standards are to be applied prospectively for interim or annual periods beginning after December 15, 2011. The adoption of these standards is not expected to have a material effect on the company’s financial results or disclosures.
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
2. CASH AND CASH EQUIVALENTS AND FAIR VALUE MEASUREMENTS
Cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010

Cash	$24,237	$12,687
Cash equivalents:
Money market funds	46,782	52,832

Total cash and cash equivalents	$71,019	$65,519

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
The company’s cash equivalents at June 30, 2011 and December 31, 2010 were all classified within Level 1. There were no movements between fair value measurement levels of the company’s cash equivalents during the six months ended June 30, 2011.
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
A reconciliation of the numerator and the denominator used in the calculation of basic and diluted net income per common share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic net income per common share:
Net income	$16,557	$8,523	$25,528	$12,485
Shares used in computation:
Weighted-average common shares outstanding	45,596	42,764	45,484	42,612

Basic net income per common share	$0.36	$0.20	$0.56	$0.29

Diluted net income per common share:
Net income	$16,557	$8,523	$25,528	$12,485
Shares used in computation:
Weighted-average common shares outstanding	45,596	42,764	45,484	42,612
Dilutive stock-based awards	4,297	5,251	4,598	5,142

Weighted-average number of diluted common shares	49,893	48,015	50,082	47,754

Diluted net income per common share	$0.33	$0.18	$0.51	$0.26

The computation of diluted net income per common share for the three and six months ended June 30, 2011 excluded 0.7 million shares as their impact was anti-dilutive. The computation of diluted net income per common share for the three and six months ended June 30, 2010 excluded 0.4 million shares as their impact was anti-dilutive.
4. COMPREHENSIVE INCOME
Comprehensive Income
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$16,557	$8,523	$25,528	$12,485
Changes in unrealized gain on available for sale securities, net	—	18	—	48
Foreign currency translation adjustment	(103)	—	382	—

Comprehensive income	$16,454	$8,541	$25,910	$12,533

5. CREDIT FACILITY
On September 9, 2010, the company entered into a three-year $100.0 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions (the “Credit Facility”). Borrowings under the Credit Facility may be used to finance the on-going working capital needs of the company and its subsidiaries and for general corporate purposes, including permitted business acquisitions, capital expenditures and authorized share repurchases. As of June 30, 2011, no borrowings were outstanding under the Credit Facility. The Credit Facility contains financial and other covenants, and the company was in compliance with all of these covenants at June 30, 2011.

6. STOCKHOLDERS’ EQUITY
On April 28, 2011, the company’s board of directors authorized the repurchase of up to $125.0 million in shares of the company’s outstanding common stock. The shares may be repurchased from time to time through April 30, 2012 in the open market or in privately negotiated transactions. Any share repurchases are expected to be funded using cash on hand and the company’s existing credit facility. During the six months ended June 30, 2011, the company repurchased approximately 1.2 million shares in a private, non-underwritten transaction with selling stockholders, comprised of the company’s chief executive officer and affiliates of Spectrum Equity V, L.P., for $50.0 million, and repurchased approximately 0.8 million shares in the open market for $28.1 million. These shares were recorded as treasury stock at cost. At June 30, 2011, $46.9 million remained available for repurchases of common stock under this authorization.
7. STOCK-BASED AWARD PLANS
The company grants stock options and other stock-based awards, including RSUs, to employees, directors and consultants under the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan is subject to an automatic annual increase provision on the first day of each fiscal year. On January 1, 2011, the number of shares available for stock-based awards under the 2009 Plan increased by 1.8 million shares. As of June 30, 2011, 3.8 million shares were available for stock-based awards under the 2009 Plan.
Stock Options
Stock options granted generally vest over four years. A summary of stock option activity for the six months ended June 30, 2011 is as follows (shares in thousands):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2010	7,792	$6.07
Granted	315	38.96
Exercised	(1,967)	5.09
Canceled	(119)	6.14

Outstanding at June 30, 2011	6,021	8.10

Exercisable at June 30, 2011	4,060	5.37

Vested and expected to vest	5,856	8.11

As of June 30, 2011, the company had $9.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 3.4 years. The weighted average remaining contractual life of stock options outstanding at June 30, 2011 was 6.3 years. The total intrinsic values of stock options outstanding and stock options exercisable as of June 30, 2011 were $200.4 million and $146.2 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2011 was $65.0 million.

The company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair values of stock options granted during the six months ended June 30, 2011 and 2010 were $15.24 and $5.43, respectively. The following weighted average assumptions were used in the calculations for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
	2011	2010

Expected volatility	42.0%	40%
Expected term (in years)	5.0	4.0
Weighted average risk-free interest rate	1.8%	1.9%
Weighted average fair value of the underlying common stock	$38.96	$16.07
Expected dividends	—	—
Restricted Stock Units
During the six months ended June 30, 2011, the company also granted time-based and performance-based RSUs representing the right to receive one share of the company’s common stock under the 2009 Plan. Time-based RSUs generally vest over three to four years. Performance-based RSUs vest subject to the achievement of certain predetermined performance goals and employment over the requisite service period. For the six months ended June 30, 2011, the number of shares of performance-based RSUs granted was de minimis.
The following table summarizes RSU activity for the six months ended June 30, 2011 (RSUs in thousands):

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value

Restricted stock units outstanding at December 31, 2010	677	$20.75
Granted	483	37.05
Vested	(41)	16.63
Forfeited	(33)	22.49

Restricted stock units outstanding at June 30, 2011	1,086	28.10

As of June 30, 2011 the company had $23.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.7 years.
Summary of Stock-Based Compensation Expense
Stock-based compensation expense was included in the following statements of income captions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Cost of subscription revenues	$85	$49	$147	$77
Technology and development	911	490	1,687	887
Marketing and advertising	383	118	708	186
General and administrative	822	605	1,384	1,116

Total stock-based compensation expense	$2,201	$1,262	$3,926	$2,266

8. INCOME TAXES
The company is subject to income taxes in U.S. and foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the company’s uncertain tax positions and determining its provision for income taxes. The company’s total gross unrecognized tax benefits as of June 30, 2011 and December 31, 2010 were $1.0 million and $0.9 million, respectively. The gross uncertain tax positions, if recognized, would result in the reduction of tax expense.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:
•	our future financial performance, including our revenues, cost of revenues, operating expenses and ability to sustain profitability;
•	our rate of revenue and expense growth;
•	the pool of our potential subscribers;
•	our ability to attract and retain subscribers and their choices of subscription package;
•	our ability to manage growth, including adding employees and facilities;
•	our ability to generate additional revenues on a cost-effective basis;
•	our ability to acquire content and make it available online;
•	our ability to enhance the subscribers’ experience with added tools and features and provide value;
•	our success with respect to any future or recent acquisitions;
•	our international expansion plans;
•	our ability to adequately manage costs and control margins and trends;
•	our investments in content and technology and the success of our promotional programs and new products;
•	our development of brand awareness;
•	our competitive position;
•	our liquidity and working capital requirements and the availability of cash and credit;
•	our plans to repurchase shares of our common stock;
•	fluctuations in our business, including the impact of the television show “Who Do You Think You Are?;”
•	the impact of external market forces;
•	the impact of claims or litigation; and
•	the impact of potential legislation and regulatory changes on privacy, subscription renewal or other aspects of our business.
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

Overview
Ancestry.com is the world’s largest online family history resource, with nearly 1.7 million paying subscribers around the world as of June 30, 2011. We offer access on a subscription basis to an extensive collection of billions of historical records that we have digitized, indexed and made available online over the past 14 years. Our subscribers use our proprietary online platform, extensive digital historical record collection and easy-to-use technology to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories with their families. These subscribers are our primary source of revenues. We believe we provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web sites with new tools and features and enabling greater collaboration among our users through the growth of our global community. Our goal is to remain the leading online resource for family history and to grow our subscriber base by offering a superior value proposition to anyone interested in learning more about their family history.
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
Recent Developments
Share Repurchase Program
On April 28, 2011, our board of directors authorized the repurchase of up to $125.0 million in shares of our outstanding common stock. The shares may be repurchased from time to time through April 30, 2012 in the open market or in privately negotiated transactions. Any share repurchases are expected to be funded using cash on hand and our existing credit facility. During the six months ended June 30 2011, we repurchased approximately 1.2 million shares in a private, non-underwritten transaction with selling stockholders, comprised of our chief executive officer and affiliates of Spectrum Equity V, L.P., for $50.0 million, and we repurchased approximately 0.8 million shares in the open market for $28.1 million. These shares were recorded as treasury stock at cost. At June 30, 2011, $46.9 million remained available for repurchases of common stock under this authorization.
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
•	Total subscribers. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our Ancestry.com Web sites. Total subscribers is defined as the number of subscribers at the end of the quarter.
•	Gross subscriber additions. A gross subscriber addition is a new customer who purchases a subscription or redeems a gift subscription to one of our Ancestry.com Web sites, net of subscriber returns.
•	Monthly churn. Monthly churn is a measure representing the number of subscribers that cancel in the quarter divided by the sum of beginning subscribers and gross subscriber additions during the quarter. To arrive at monthly churn, we divide the result by three. Management uses this measure to determine the health of our subscriber base.
•	Subscriber acquisition cost. Subscriber acquisition cost is external marketing and advertising expense, divided by gross subscriber additions in the quarter. Management uses this metric to determine the efficiency of our marketing and advertising programs in acquiring new subscribers.
•	Average monthly revenue per subscriber. Average monthly revenue per subscriber is total subscription revenues earned in the quarter from subscriptions to one of the Ancestry.com Web sites divided by the average number of subscribers in the quarter, divided by three. The average number of subscribers for the quarter is calculated by taking the average of the beginning and ending number of subscribers for the quarter.

Our key business metrics are presented for the three months ended June 30, 2011, March 31, 2011 and June 30, 2010:

	Three Months Ended
	June 30,	March 31,	June 30,
	2011	2011	2010

Total subscribers at end of quarter	1,672,319	1,615,169	1,310,562
Gross subscriber additions	321,687	424,531	290,589
Monthly churn	4.6%	3.7%	4.3%
Subscriber acquisition cost	$81.23	$69.56	$74.04
Average monthly revenue per subscriber	$18.88	$18.05	$18.02
Components of Condensed Consolidated Statements of Income
Revenues
Subscription revenues. We derive subscription revenues primarily from providing access to our services via our various Ancestry.com Web sites. Subscription revenues are recognized ratably over the subscription period and consist primarily of annual and monthly subscriptions, net of estimated cancellations. We typically charge our subscribers’ credit cards for their subscriptions at the commencement of the subscription period and at each renewal date (whether annual, monthly or other), unless they cancel their subscription before the renewal date. The amount of unrecognized revenues is recorded in deferred revenues. Subscription revenues also include revenues related to subscriptions to our non-Ancestry.com Web sites.
A majority of our subscription revenues is derived from subscribers in the United States. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the Web site to which the person subscribes. The following presents subscription revenues by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
United States	$73,296	$54,110	$136,970	$98,514
United Kingdom	11,722	9,965	22,918	19,682
All other countries	11,689	6,469	22,002	11,908

Total subscription revenues	$96,707	$70,544	$181,890	$130,104

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
Cost of product and other revenues. Cost of product and other revenues consists of our direct costs to purchase products, shipping costs, personnel-related costs of digitization services and genealogical research personnel and credit card processing fees.

Operating Expenses
Technology and development. Technology and development expenses consist of personnel-related costs incurred in product development, maintenance and testing of our Web sites, enhancing our record search and linking technologies, developing solutions for new product lines, internal information systems and infrastructure, third-party development and other internal-use software systems. Our development costs are primarily based in the United States and are primarily devoted to providing accessibility to content and tools for individuals to do family history research. We have hired and plan to hire a significant number of technology and development employees during 2011. In many cases, we have been filling open positions with individuals with more specialized experience than in the past, and we have found that competition for qualified technology and development personnel has increased during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Due to these factors, we have experienced increases in technology and development personnel-related expenses, and we expect these expenses to continue to increase for the remainder of 2011.
Marketing and advertising. Marketing and advertising expenses consist primarily of direct expenses related to television and online advertising and personnel-related expenses. Marketing and advertising costs are principally incurred in the United States, United Kingdom, Australia and Canada. Media rates increased in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, and we expect to continue to see increases in these rates. NBC has announced that they have renewed a third season of the television show “Who Do You Think You Are?,” and we have signed an agreement to continue our involvement in the show, including production research. We currently expect the third season of the show will begin to air in the first quarter of 2012. Nevertheless, we can provide no assurance that NBC will air a third season of the show. NBC began re-airing episodes of the second season in July 2011. We do not expect the repeated episodes will have a significant impact on our quarterly or full year results of operations.
General and administrative. General and administrative expenses consist principally of personnel-related expenses for our executive, finance, legal, human resources and other administrative personnel, as well as outside services costs, consisting primarily of consultant, legal and accounting fees, and other general corporate expenses. Due to our continued business growth, we have hired additional personnel to support the expansion. As a result, we expect general and administrative personnel-related expenses to continue to increase for the remainder of 2011.
Amortization of acquired intangible assets. Amortization of acquired intangible assets is the amortization expense associated with subscriber relationships and contracts, core technologies and intangible assets, including trademarks and tradenames, resulting from business acquisitions.
Interest and Other Expense, Net and Income Tax Expense
Interest and other expense, net. Interest and other expense, net includes interest expense associated with the amortization of deferred financing costs related to our credit facility and other financing liabilities and, in 2010, the interest expense associated with our long-term debt. Also included are interest income earned on cash and cash equivalents, any short-term investments, and other income and expenses, including foreign currency exchange gains and losses.
Income tax expense. Income tax expense consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations
The following table sets forth our condensed consolidated statements of income as a percentage of revenues for the three and six months ended June 30, 2011 and 2010. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues:
Subscription revenues	95.5%	94.7%	94.6%	93.7%
Product and other revenues	4.5	5.3	5.4	6.3

Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	13.9	15.1	14.6	16.4
Cost of product and other revenues	1.8	1.7	1.9	2.0

Total cost of revenues	15.7	16.8	16.5	18.4

Gross profit	84.3	83.2	83.5	81.6
Operating expenses:
Technology and development	14.1	13.4	14.5	14.3
Marketing and advertising	29.9	32.9	33.3	33.8
General and administrative	10.0	10.8	10.1	11.4
Amortization of acquired intangible assets	4.2	4.9	4.5	5.3

Total operating expenses	58.2	62.0	62.4	64.8

Income from operations	26.1	21.2	21.1	16.8
Interest and other expense, net	(0.4)	(2.0)	(0.2)	(1.8)

Income before income taxes	25.7	19.2	20.9	15.0
Income tax expense	(9.4)	(7.8)	(7.6)	(6.0)

Net income	16.3	11.4	13.3	9.0

Revenues, Cost of Revenues and Gross Profit

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)

Revenues:
Subscription revenues	$96,707	$70,544	37.1%	$181,890	$130,104	39.8%
Product and other revenues	4,601	3,916	17.5	10,446	8,777	19.0

Total revenues	101,308	74,460	36.1	192,336	138,881	38.5
Cost of revenues:
Cost of subscription revenues	14,111	11,228	25.7	27,998	22,729	23.2
Cost of product and other revenues	1,841	1,280	43.8	3,669	2,774	32.3

Total cost of revenues	15,952	12,508	27.5	31,667	25,503	24.2

Gross profit	$85,356	$61,952	37.8	$160,669	$113,378	41.7

Gross profit percentage	84.3%	83.2%		83.5%	81.6%
Subscription revenues
For the three months ended June 30, 2011, our subscription revenues increased $26.2 million compared to the three months ended June 30, 2010. The increase was primarily the result of an increase in the number of total subscribers, as well as an increase in average monthly revenue per subscriber on our Ancestry.com Web sites. Net subscriber additions increased due in part to continued marketing efforts, including the airing of NBC’s television show “Who Do You Think You Are?,” offset by the impact of monthly churn. Average monthly revenue per subscriber increased in the three months ended June 30, 2011 primarily due to both increases in the percentage of overall subscribers that are monthly subscribers and the percentage of overall subscribers’ packages that are premium packages, both of which provide greater monthly revenues than other subscriptions. The percentage of overall subscribers that are monthly subscribers increased to 33% at June 30, 2011 from 30% at June 30, 2010. The percentage of overall subscribers’ packages that are premium packages increased to 46% at June 30, 2011 from 43% at June 30, 2010.
For the six months ended June 30, 2011, our subscription revenues increased $51.8 million compared to the six months ended June 30, 2010. The increase was driven by the same factors that influenced the three-month results.
Product and other revenues
For the three months ended June 30, 2011, our product and other revenues increased $0.7 million compared to the three months ended June 30, 2010. The increase was primarily due to $0.5 million of digitization services revenue from iArchives, which we acquired in the fourth quarter of 2010, and a $0.3 million increase in revenues related to our Family Tree Maker desktop software.
For the six months ended June 30, 2011, our product and other revenues increased $1.7 million compared to the six months ended June 30, 2010. The increase was primarily due to $1.3 million of digitization services revenue from iArchives, which we acquired in the fourth quarter of 2010.
Cost of subscription revenues
For the three months ended June 30, 2011, our cost of subscription revenues increased $2.9 million compared to the three months ended June 30, 2010. The increase was primarily due to an increase of $0.8 million in Web server operating costs partly attributable to greater user traffic volumes, an increase of $0.7 million in our credit card processing fees reflecting higher transaction volumes as a result of growth in total subscribers, an increase of $0.6 million in our personnel-related costs reflecting additional Web hosting support personnel and an increase of $0.4 million in content database amortization due to continued investment in content database costs.
For the six months ended June 30, 2011, our cost of subscription revenues increased $5.3 million compared to the six months ended June 30, 2010. The increase was primarily due to an increase of $1.6 million in our credit card processing fees reflecting higher transaction volumes as a result of growth in total subscribers, an increase of $1.5 million in Web server operating costs partly attributable to greater user traffic volumes, an increase of $1.0 million in our personnel-related costs reflecting additional Web hosting support personnel and an increase of $0.8 million in content database amortization due to continued investment in content database costs.

Cost of product and other revenues
For the three months ended June 30, 2011, our cost of product and other revenues increased $0.6 million compared to the three months ended June 30, 2010. For the six months ended June 30, 2011, our cost of product and other revenues increased $0.9 million compared to the six months ended June 30, 2010. These increases were primarily due to the costs associated with iArchives’ digitization services and ProGenealogists’ genealogical research, both of which businesses were acquired in the second half of 2010.
Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)

Operating expenses:
Technology and development	$14,242	$9,992	42.5%	$27,910	$19,919	40.1%
Marketing and advertising	30,250	24,490	23.5	64,058	46,936	36.5
General and administrative	10,111	8,032	25.9	19,468	15,774	23.4
Amortization of acquired intangible assets	4,297	3,679	16.8	8,567	7,358	16.4

Total operating expenses	$58,900	$46,193	27.5	$120,003	$89,987	33.4

Technology and development
For the three months ended June 30, 2011, our technology and development expenses increased $4.3 million compared to the three months ended June 30, 2010. The increase was primarily the result of an increase in personnel-related expenses of $3.1 million primarily resulting from a 20% increase in the average number of technology and development personnel during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. In many cases, we have been filling open positions with individuals with more specialized experience than in the past, and have found that competition for qualified technology and development personnel has increased during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. In addition, costs of third-party service providers increased $0.8 million primarily due to incremental outsourced product quality assurance services and research and development costs for new products and features.
For the six months ended June 30, 2011, our technology and development expenses increased $8.0 million compared to the six months ended June 30, 2010. The increase was primarily the result of an increase in personnel-related expenses of $6.2 million resulting from a 21% increase in the average number of technology and development personnel during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. In many cases, we have been filling open positions with individuals with more experience than in the past, and have found that competition for qualified technology and development personnel has increased during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Further, costs of third-party service providers increased $1.1 million primarily due to incremental outsourced product quality assurance services and research and development costs for new products and features. In addition, depreciation expense related to technology and development increased $0.3 million.
Marketing and advertising
For the three months ended June 30, 2011, our marketing and advertising expenses increased $5.8 million compared to the three months ended June 30, 2010. The increase was primarily due to an increase of $5.5 million in television ad campaigns primarily resulting from our expanded marketing efforts in both domestic and international markets and increased advertising and product integration costs incurred in connection with the second season of “Who Do You Think You Are?,” which reflected higher rates compared to the first season of the show. In addition, paid search increased $1.0 million and personnel-related costs increased $1.0 million primarily due to a 17% increase in the average number of marketing and advertising personnel during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. These increases were partially offset by reductions of $1.7 million in online display advertising and affiliate expenses.

For the six months ended June 30, 2011, our marketing and advertising expenses increased $17.1 million compared to the six months ended June 30, 2010. The increase was primarily due to an increase of $13.5 million in television ad campaigns, an increase of $3.6 million in paid search, an increase of $1.7 million in sponsorship expense and an increase of $0.7 million in print advertising. These increases primarily resulted from our expanded marketing efforts in both domestic and international markets and increased advertising and product integration costs incurred in connection with the second season of “Who Do You Think You Are?,” which reflected higher rates compared to the first season of the show. In addition, personnel-related costs increased $2.2 million primarily due to a 16% increase in the average number of marketing and advertising personnel during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. These increases were partially offset by reductions of $4.7 million in online display advertising and affiliate expenses.
General and administrative
For the three months ended June 30, 2011, our general and administrative expenses increased $2.1 million compared to the three months ended June 30, 2010. The increase was primarily the result of an increase of $1.4 million in personnel-related costs resulting from a 15% increase in the average number of general and administrative personnel during the three months ended June 30, 2011 as compared the three months ended June 30, 2010. In addition, we incurred $0.4 million in costs related to the registration of securities in an underwritten secondary offering of our common stock on behalf of certain existing stockholders.
For the six months ended June 30, 2011, our general and administrative expenses increased $3.7 million compared to the six months ended June 30, 2010. The increase was primarily the result of an increase of $1.8 million in personnel-related costs resulting from a 14% increase in the average number of general and administrative personnel during the six months June 30, 2011 as compared to the six months ended June 30, 2010. In addition, certain administrative expenses increased $1.5 million and we incurred $0.4 million in costs related to the registration of securities in the underwritten secondary offering of our common stock on behalf of certain existing stockholders.
Amortization of acquired intangible assets
For the three months ended June 30, 2011, our amortization of acquired intangible assets increased $0.6 million compared to the three months ended June 30, 2010. For the six months ended June 30, 2011, our amortization of acquired intangible assets increased $1.2 million compared to the six months ended June 30, 2010. These increases were primarily due to the amortization of intangible assets acquired as part of business acquisitions in the second half of 2010. Certain intangible assets are amortized on an accelerated basis resulting in higher amortization expense earlier in the intangible assets’ useful lives.
Interest and Other Expense, Net and Income Tax Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)

Interest and other expense, net	$(429)	$(1,429)	(70.0)%	$(536)	$(2,573)	(79.2)%
Income tax expense	(9,470)	(5,807)	63.1	(14,602)	(8,333)	75.2
Other data:
Effective tax rate	36.4%	40.5%		36.4%	40.0%
Interest and other expense, net
For the three months ended June 30, 2011, our interest and other expense, net decreased $1.0 million compared to the three months ended June 30, 2010. For the six months ended June 30, 2011, our interest and other expense, net decreased $2.0 million compared to the six months ended June 30, 2010. These decreases were primarily due to a decrease in interest expense reflecting our having no long-term debt outstanding at June 30, 2011.
Income tax expense
Our effective income tax rate decreased by 4.1 percentage points for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Our effective income tax rate decreased by 3.6 percentage points for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decreases were primarily due to our recognizing research and development tax credits and tax benefits resulting from stock-based compensation expense related to disqualifying dispositions of incentive stock options in the three and six months ended June 30, 2011. In addition, state effective income tax rates decreased in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 primarily due to changes in the state tax apportionment factors resulting from recently legislated changes.

Other Financial Data
In addition to our results discussed above determined under accounting principles generally accepted in the United States of America (“GAAP”), we believe adjusted EBITDA and free cash flow are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA and free cash flow as supplemental measures to evaluate the overall operating performance of companies. For the three and six months ended June 30, 2011 and 2010, our net income, adjusted EBITDA and free cash flow were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Net income	$16,557	$8,523	94.3%	$25,528	$12,485	104.5%
Adjusted EBITDA(1)	38,421	25,270	52.0	64,026	42,283	51.4
Free cash flow(2)	27,131	14,446	87.8	45,874	25,856	77.4

(1)	Adjusted EBITDA. We define adjusted EBITDA as net income plus net interest and other (income) expense, net; income tax expense; and non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense.

(2)	Free cash flow. We define free cash flow as net income plus net interest and other (income) expense, net; income tax expense; and non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and minus capitalization of content database costs, purchases of property and equipment and cash paid for income taxes and interest.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income:
Net income	$16,557	$8,523	$25,528	$12,485
Interest and other expense, net	429	1,429	536	2,573
Income tax expense	9,470	5,807	14,602	8,333
Depreciation	3,188	2,740	6,452	5,604
Amortization	6,576	5,509	12,982	11,022
Stock-based compensation expense	2,201	1,262	3,926	2,266

Adjusted EBITDA	$38,421	$25,270	$64,026	$42,283

Capitalization of content database costs	(4,204)	(2,349)	(9,951)	(5,141)
Purchases of property and equipment	(3,693)	(2,221)	(4,418)	(3,628)
Cash paid for interest	(111)	(476)	(226)	(1,477)
Cash paid for income taxes	(3,282)	(5,778)	(3,557)	(6,181)

Free cash flow	$27,131	$14,446	$45,874	$25,856

Liquidity and Capital Resources
As of June 30, 2011, we had $171.0 million of total liquidity, comprised of $71.0 million in cash and cash equivalents and the ability to borrow $100.0 million under a three-year $100 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions. Cash and cash equivalents are comprised of high quality investments including money market funds. Note 2 of the accompanying Notes to our Condensed Consolidated Financial Statements in this Quarterly Report describes further the composition of our cash and cash equivalents. Note 6 to the Consolidated Financial Statements included in our 2010 Annual Report describes further the terms of our revolving credit facility. Our primary source of cash in the periods presented in this Quarterly Report (described in further detail below) was net cash provided by operating activities.
Our primary uses of cash include operating costs such as personnel-related expenses, marketing and advertising, capital expenditures related to content databases, property and equipment and Web hosting costs. We also use cash for other purposes including repurchases of shares of our common stock, business acquisitions and expansion of new markets and businesses. During 2010, we used cash to repay our prior credit facility. Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:
•	the levels of advertising and promotion required to retain and acquire subscribers;
•	the development of new services;
•	market acceptance of our services;
•	the launch of additional services and improvement of our competitive position in the marketplace;
•	the level of new content acquisition required to retain and acquire subscribers;
•	the expansion of our development and marketing organizations;
•	our engaging in future business acquisitions;

•	amounts we must spend to integrate and operate acquired businesses;
•	future stock repurchases by us (including under our current $125.0 million stock repurchase authorization, of which $46.9 million remains available for repurchases);
•	the building of infrastructure necessary to support our growth; and
•	our relationships with subscribers and vendors.
We have experienced increases in our expenditures in connection with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We have also increased our investments in content databases and property and equipment in the first half of 2011 compared to the first half of 2010, and we expect to continue to increase our investments in these categories in the remainder of 2011 compared to 2010. We expect cash on hand, cash provided by operating activities and available credit from our credit facility will provide adequate funds for operating and recurring cash needs ( e.g., working capital and capital expenditures) for at least the next 12 months.
Summary cash flow information for cash and cash equivalents and short-term investments for the three and six months ended June 30, 2011 and 2010 is set forth below. For the purpose of this cash flow analysis, we have included highly liquid short-term investments, which we consider readily convertible to cash on a short-term basis. We consider cash, cash equivalents and short-term investments in evaluating our overall cash position.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Net cash and cash equivalents and short-term investments provided by (used in):
Operating activities	$31,584	$23,032	37%	$67,985	$57,554	18%
Investing activities	(7,897)	(4,552)	73	(14,369)	(8,721)	65
Financing activities	(54,927)	(12,509)	339	(48,139)	(15,153)	218
Effect of changes in foreign currency exchange rates on cash and cash equivalents and short-term investments	(4)	—	N/M	23	—	N/M

Increase (decrease) in cash and cash equivalents and short-term investments	$(31,244)	$5,971	(623)	$5,500	$33,680	(84)

Cash Flow Analysis
Net cash provided by operating activities
For the three months ended June 30, 2011, net cash provided by operating activities was $31.6 million, an increase of $8.6 million compared to the three months ended June 30, 2010. Net cash provided by operating activities consists of net income as adjusted for non-cash expenses and changes in operating assets and liabilities. Net income was $16.6 million for the three months ended June 30, 2011, an increase of $8.0 million over the three months ended June 30, 2010. Our non-cash expenses, including depreciation, amortization of content database costs, amortization of acquired intangible assets, amortization of deferred financing costs, deferred income taxes and stock-based compensation expense totaled $10.0 million, an increase of $1.4 million over the three months ended June 30, 2010. Our net cash provided as a result of changes in accounts payable and other liabilities and excess tax benefits from stock-based compensation totaled $8.2 million, an increase of $7.5 million over the three months ended June 30, 2010 primarily due to the increase in employee payroll taxes that we withheld as a result of the net share settlement of stock-based awards and increased payables resulting from the increase in operating expenses in the three months ended June 30, 2011. Net cash used as a result of changes in income tax receivable increased $8.7 million primarily due to stock-based award benefits in the three months ended June 30, 2011, partially offset by income tax expense. The change in our deferred revenues, which represents cash received from subscribers but not yet recognized in revenues, totaled $5.1 million, an increase of $0.4 million over the three months ended June 30, 2010.

For the six months ended June 30, 2011, net cash provided by operating activities was $68.0 million, an increase of $10.4 million compared to the six months ended June 30, 2010. Net income was $25.5 million for the six months ended June 30, 2011, an increase of $13.0 million over the six months ended June 30, 2010. Our non-cash expenses, including depreciation, amortization of content database costs, amortization of acquired intangible assets, amortization of deferred financing costs, deferred income taxes and stock-based compensation expense totaled $20.5 million, an increase of $3.4 million over the six months ended June 30, 2010. Our net cash provided as a result of changes in accounts payable and other liabilities and excess tax benefits from stock-based compensation totaled $2.7 million, a decrease of $1.9 million from the six months ended June 30, 2010. Net cash used as a result of changes in income tax receivable increased $8.8 million primarily due to stock-based award benefits in the six months ended June 30, 2011, partially offset by income tax expense. Our net cash provided by the changes in other operating assets totaled $1.6 million, a decrease of $1.1 million from cash provided by changes in these assets of $2.7 million for the six months ended June 30, 2010. The change in our deferred revenues, which represents cash received from subscribers but not yet recognized in revenues, totaled $24.9 million, an increase of $5.8 million over the six months ended June 30, 2010. This increase primarily reflects subscriber growth and subscription package mix during the six months ended June 30, 2011. Subscriber growth increased deferred revenues due to the impact of overall subscription volume on revenues. The increase in the percentage of overall subscription packages that are premium packages also drove the increase as premium packages provide more revenue per subscription. The effect of these increases was partially offset by the increase in the percentage of overall subscribers that are monthly subscriptions, as monthly subscriptions provide less deferred revenues than annual subscriptions.
Net cash used in investing activities
For the three months ended June 30, 2011, net cash used in investing activities totaled $7.9 million, an increase of $3.3 million compared to the three months ended June 30, 2010. Net cash used in investing activities consisted of investments in content databases and property and equipment for both three month periods. For the three months ended June 30, 2011 compared to the three months ended June 30, 2010 investments in content databases and property and equipment increased $1.8 million and $1.5 million, respectively.
For the six months ended June 30, 2011, net cash used in investing activities totaled $14.4 million, an increase of $5.6 million compared to the six months ended June 30, 2010. Net cash used in investing activities consisted of investments in content databases and property and equipment for both six month periods. For the six months ended June 30, 2011 compared to the six months ended June 30, 2010 investments in content databases and property and equipment increased $4.8 million and $0.8 million, respectively. We increased our investment in content databases primarily through increased content acquisitions of our core content (i.e., census and vital records) in the first half of 2011 and second half of 2010.
Net cash used in financing activities
For the three months ended June 30, 2011, net cash used in financing activities totaled $54.9 million, an increase of $42.4 million compared to $12.5 million in the three months ended June 30, 2010. Net cash used in financing activities consisted primarily of repurchases of shares of our common stock of $78.1 million, which was partially offset by an increase in proceeds from stock option exercises of $2.4 million and an increase in excess tax benefits from stock-based compensation of $12.8 million. In the three months ended June 30, 2010, net cash used in financing activities included $20.9 million of principal payments on long-term debt, which we did not have outstanding at June 30, 2011.
For the six months ended June 30, 2011, net cash used in financing activities totaled $48.1 million, an increase of $33.0 million compared to $15.2 million in the six months ended June 30, 2010. Net cash used in financing activities consisted primarily of repurchases of shares of our common stock of $78.1 million, which was partially offset by an increase in proceeds from stock option exercises of $5.0 million and an increase in excess tax benefits from stock-based compensation of $16.9 million. In the six months ended June 30, 2010, net cash used in financing activities included $23.8 million of principal payments on long-term debt, which we did not have outstanding at June 30, 2011.

Contractual Obligations
In June 2011, we entered into a lease to relocate our San Francisco, California office to a new office space beginning in 2012. The new space is significantly larger than our current office space in San Francisco and has rent payments totaling $15.6 million through 2019. The new lease will be accounted for as an operating lease and we will recognize rent expense on a straight line basis beginning with our occupation of the space, expected to begin in May 2012. This new lease will increase total minimum annual rental payments as disclosed in the December 31, 2010 Annual Report by the following amounts:

		Payments Due by Period
		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating leases	$15,597	$—	$2,839	$4,250	$8,508

There have been no other significant changes to our contractual obligations since December 31, 2010. While we also expect to enter into a short-term lease in order to accommodate our current office space requirements in San Francisco until our new San Francisco office discussed above is available for occupancy, we do not believe that this will have a significant impact on our contractual obligations.
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
Performance-Based Restricted Stock Units
During 2011, we began issuing performance-based restricted stock units (“RSUs”) to certain company personnel. Performance-based RSUs vest subject to the achievement of certain predetermined performance goals and employment over the requisite service period. The amount of stock-based compensation expense recognized in any one period for such performance-based RSUs is derived from the fair value of the RSUs and can vary based on the achievement or anticipated achievement of these goals. The fair value of each RSU is based on the closing price of the company’s common stock on the date of grant. If a performance goal is not met or is not expected to be met, we recognize no compensation expense on the underlying RSUs, and any previously recognized compensation expense on those RSUs is reversed in the period that our expectations change. For the six months ended June 30, 2011, the number of performance-based RSUs granted was de minimis.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business which currently are comprised primarily of foreign currency exchange rate risks. For financial market risks related to foreign currency exchange rates, refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our 2010 Annual Report. Our exposure to market risk has not changed significantly since December 31, 2010.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We generate substantially all of our revenues from subscriptions to our services. We must continue to retain existing and attract new subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to retain them, and as a result, our revenues would be adversely affected. For example, if consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to regularly introduce new and improved services, or if we introduce new services that are not favorably received by the market, we may not be able to retain existing or attract new subscribers. We rely on our marketing and advertising efforts to attract new subscribers. If we are unable to effectively retain existing subscribers and attract new subscribers, our business, financial condition and results of operations would be adversely affected.
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
Our revenues have grown rapidly, increasing from $150.6 million in 2006 to $300.9 million in 2010, representing a compound annual growth rate of 18.9%. In the three and six months ended June 30, 2011, our revenues grew 36% and 38% over the three and six months ended June 30, 2010. We may not be able to sustain our recent growth rate in future periods and you should not rely on the revenue growth of these periods or any prior period or year as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings and acquiring new and relevant content, and also to expanding awareness of our brand and category through marketing, which may reduce our margins in the near term. If our margins or our future growth resulting from our implementation of these strategies fail to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.
If we experience excessive rates of subscriber cancellation, or churn, our revenues and business may be harmed.
We must continually add new subscribers both to replace subscribers who choose to cancel their subscriptions and to grow our business beyond our current subscriber base. Subscribers choose to cancel their subscriptions for many reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience or subscriber service issues are not satisfactorily resolved. Subscribers may choose to cancel their subscription at any time prior to the renewal date. When we add subscribers as rapidly as we did in the first quarters of 2011 and 2010, which corresponded with the airing of seasons one and two of NBC’s television show “Who Do You Think You Are?,” the rate of subscriber cancellation, or churn, may also increase as it did in the second quarters of 2011 and 2010. In these periods, churn rose to 4.6% and 4.3%, respectively, from 3.7% and 3.3% in the first quarters of 2011 and 2010, respectively. If we are unable to attract new subscribers in numbers greater than our subscriber churn, our subscriber base will decrease and our business, financial condition and results of operations may be adversely affected.
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
A majority of our subscribers has annual subscriptions. At any point in time, however, the majority of new subscribers generally signs up for monthly subscriptions and may or may not choose to renew. We generally experience higher rates of churn for monthly subscribers than for annual subscribers. As of June 30, 2011, the percentage of overall subscribers that were monthly subscribers had increased by 3 percentage points to 33% at June 30, 2011 from 30% at June 30, 2010. If this trend continues, more of our revenues would become dependent on monthly renewals, and we would likely have higher churn. We continually evaluate the types of subscriptions that are most appropriate for us and our subscribers. As we make these evaluations, we may more aggressively market subscriptions that are shorter than our annual subscriptions. Any material change in our mix of subscription duration could have a significant impact on our revenues and churn.
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
We have begun to distribute free software applications as part of our marketing efforts to retain and attract new subscribers. If service providers involved in the distribution of our free applications were to impose fees or commissions upon us in connection with the applications, with or without our consent, we may be forced to cease distributing the applications through the service providers or have limited information about our customers, forcing us to incur additional expense to distribute our applications and obtain customer information, which could adversely affect our financial condition and results of operations.
We cannot predict whether the television show “Who Do You Think You Are?” will continue to have an impact on our business in the future.
We have purchased product integration in all three seasons of the television show “Who Do You Think You Are?” in the United States, including seasons one and two, which aired in 2010 and 2011 respectively, and season three, which NBC announced for the upcoming 2011-2012 television season. Although the airing of this series, together with our increased television advertising, caused increased interest in our core business that resulted in a greater number of subscribers, we cannot guarantee that the show will have a long-term favorable effect on our net income. We cannot assure you that NBC will air any future seasons of the show, including the third season or, if they do, that we will always participate. If we do not receive lasting benefits from “Who Do You Think You Are?,” or if the show does not continue to be well received or cancelled, it could have a negative effect on our business and our stock price. If NBC were to air the third season of “Who Do You Think You Are?” late in 2011, instead of in 2012 as currently expected, we would likely incur expenses earlier than anticipated, which would likely have a negative impact on our 2011 results of operations.
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
We generate substantially all of our revenues from our online family history services, and we expect that we will continue to depend upon our online family history services for substantially all of our revenues in the foreseeable future. Because we depend on our online family history services, factors such as changes in consumer preferences for these products may have a disproportionately greater impact on us than if we offered multiple services. The market for online family history resources, and for consumer services in general, is subject to rapidly changing consumer demand and trends in preferences. If consumer interest in our online family history services declines, or if consumer interest in family history in general declines, we would likely experience a significant loss of revenues and net income. Some of the potential factors that could affect interest in and demand for online family history services include:
•	individuals’ interest in, and their willingness to spend time and money, conducting family history research;
•	availability of discretionary funds;
•	awareness of our brand and the family history category, including through the television show “Who Do You Think You Are?;”

•	the appeal, reliability and performance of our services;
•	the price, performance and availability of competing family history products and services;
•	public concern regarding privacy and data security;
•	our ability to maintain high levels of customer satisfaction; and
•	the rate of growth in online commerce generally.
In addition, substantially all of our revenues are from subscribers in the United States, the United Kingdom, and to a lesser extent, Canada and Australia. Consequently, a decrease of interest in and demand for online family history services, or increased competition, in these countries could have a disproportionately greater impact on us than if our geographical mix of revenues were to be less concentrated.
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
Digitizing and indexing new historical content can take a significant amount of time and expense and we generally incur the expenses related to such content significantly in advance of the time we can make it available to our subscribers. We have invested over $100 million to acquire and develop content, including content acquired through business acquisitions, and we expect to continue to spend significant resources on content. Increases in the cost or time required to digitize and index new content could harm our financial results. Currently, two transcription vendors perform a substantial portion of our data transcription as measured by cost. We do not have long-term contracts with any of our transcription vendors. If we were to replace one of these transcription vendors for any reason, we would be required to provide extensive training to the new vendor, which could delay our ability to make our new content available to our subscribers, and our relationships with the new transcription vendors may be on financial or other terms less favorable to us than our existing arrangements. Our inability to maintain or acquire content or to make new content available online in a timely and cost-effective manner would have an adverse effect on our business, financial condition and results of operations.
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
Our growth in operations has placed a significant strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings, will continue to place similar strains on our personnel, technology and infrastructure. Our full-time employee headcount increased 20% in 2010 and another 13% through the first half of 2011, and we plan to continue to hire aggressively in the remainder of 2011. Particularly when adding staff quickly, we may not make optimal hiring decisions or may not integrate personnel effectively. A sudden increase in the number of our registered users could strain our capacity and result in Web site performance issues. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional personnel and capital investments will increase our cost base, which, if we fall short of anticipated revenue growth, will make it more difficult to decrease expenses in the short term. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.
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
In addition to our United States and United Kingdom Web sites, we have launched Web sites directed at Canada, Australia, Sweden, Germany, France, Italy and China and launched our global Mundia.com Web site. As of June 30, 2011, approximately 29% of subscribers to our Ancestry.com Web sites, and, for the six months ended June 30, 2011, approximately 25% of our subscription revenues were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:
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
Maintaining our network security is of critical importance because our online systems store confidential registered user, employee and other sensitive data, such as names, addresses, credit card numbers and other personal information. In particular, almost all of our subscribers use credit and debit cards to purchase our products and services. If we or our processing vendors were to have problems with our billing software, it could have an adverse effect on our subscriber satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment services. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our business, financial condition, cash flows and results of operations could be adversely affected.
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
Almost all of our subscribers pay for our products and services using credit cards. From time to time, the major credit card companies or the issuing banks may increase the fees that they charge for each transaction using their cards. An increase in those fees would require us to increase the prices we charge for our products and services or negatively impact our profitability, either of which could adversely affect our business, financial condition and results of operations.
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
As of June 30, 2011, we had no borrowings outstanding under our credit facility. Our future indebtedness could:
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
We face risks associated with currency exchange rate fluctuations, which could adversely affect our revenues and operating results.
For the six months ended June 30, 2011, approximately 22% of our total revenues were received, and approximately 17% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Canadian dollar and the Australian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. We are also exposed to exchange rate risk with respect to our revenues earned in foreign currencies. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.
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
As of June 30, 2011, Spectrum Equity Investors V, L.P. and certain of its affiliates beneficially owned in the aggregate shares representing approximately 29% of our outstanding voting power. Two persons associated with Spectrum Equity Investors V, L.P. currently serve on our board of directors. As a result, Spectrum Equity Investors V, L.P. and certain of its affiliates could have influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of Spectrum Equity Investors V, L.P. and certain of its affiliates may not always coincide with the interests of the other holders of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended June 30, 2011 is summarized as follows:

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares that
	Total Number	Average	Publicly Announced	May Yet Be
	of Shares	Price Paid	Plans	Purchased Under the
Period	Purchased	per Share	or Programs(1)	Plans or Programs(1)
	(In thousands, except per share data)
April 1- 30, 2011	—	—	—	$125,000
May 1-31, 2011	1,322	$40.19	1,322	71,877
June 1-30, 2011	666	37.51	666	46,905

Total shares repurchased	1,988	39.29	1,988

(1)	On April 28, 2011, our board of directors authorized the repurchase of up to $125.0 million in shares of our outstanding common stock. The shares may be repurchased from time to time through April 30, 2012 in the open market or in privately negotiated transactions.

Item 6.	Exhibits

Exhibit
Number		Exhibit Description
10.1	*
First Amendment, dated as of April 8, 2011, to Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.

10.2
Second Amendment, dated as of June 10, 2011, to Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.

10.3		Joinder Agreement, dated as of April 28, 2011, by and between Ancestry.com DNA LLC and Bank of America, N.A.

31.1	**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 3, 2011 (File No. 001-34518).

**	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

***	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancestry.com Inc.
Dated: August 2, 2011	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: August 2, 2011	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
10.1	*
First Amendment, dated as of April 8, 2011, to Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.

10.2
Second Amendment, dated as of June 10, 2011, to Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.

10.3		Joinder Agreement, dated as of April 28, 2011, by and between Ancestry.com DNA LLC and Bank of America, N.A.

31.1	**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 3, 2011 (File No. 001-34518).

**	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

***	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.