Form 10-Q
period 2011-09-30
Ancestry.com Inc.
filed 2011-11-01
CIK 1469433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
As of October 26, 2011, there were 44,065,945 shares of the registrant’s common stock, par value $0.001, outstanding.

Ancestry.com Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ANCESTRY.COM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
	(In thousands, except par value data)
ASSETS
Current assets:
Cash and cash equivalents	$46,896	$65,519
Restricted cash	1,734	2,476
Accounts receivable, net of allowances of $448 and $406 at September 30, 2011 and December 31, 2010, respectively	6,471	6,990
Income tax receivable	13,415	8,094
Deferred income taxes	4,473	3,873
Prepaid expenses and other current assets	10,791	9,243

Total current assets	83,780	96,195
Property and equipment, net	20,455	21,252
Content database costs, net	73,206	65,418
Intangible assets, net	21,438	34,281
Goodwill	302,529	303,374
Other assets	2,213	1,666

Total assets	$503,621	$522,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,210	$9,451
Accrued expenses	38,008	36,978
Deferred revenues	112,478	89,301

Total current liabilities	155,696	135,730
Deferred income taxes	18,329	20,571
Other long-term liabilities	3,315	2,018

Total liabilities	177,340	158,319
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 175,000 shares authorized; 47,564 shares issued and 44,050 shares outstanding at September 30, 2011 and 45,179 shares issued and outstanding at December 31, 2010	48	45
Additional paid-in capital	371,797	328,957
Treasury stock, at cost; 3,514 and zero shares at September 30, 2011 and December 31, 2010, respectively	(125,000)	—
Accumulated other comprehensive income	635	643
Retained earnings	78,801	34,222

Total stockholders’ equity	326,281	363,867

Total liabilities and stockholders’ equity	$503,621	$522,186

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(In thousands, except per share data)
Revenues:
Subscription revenues	$98,093	$74,239	$279,983	$204,343
Product and other revenues	5,008	5,076	15,454	13,853

Total revenues	103,101	79,315	295,437	218,196
Costs of revenues:
Cost of subscription revenues	15,292	11,267	43,290	33,996
Cost of product and other revenues	1,558	1,155	5,227	3,929

Total cost of revenues	16,850	12,422	48,517	37,925

Gross profit	86,251	66,893	246,920	180,271
Operating expenses:
Technology and development	14,773	10,528	42,683	30,447
Marketing and advertising	30,266	24,125	94,324	71,061
General and administrative	9,753	9,141	29,221	24,915
Amortization of acquired intangible assets	4,304	3,791	12,871	11,149

Total operating expenses	59,096	47,585	179,099	137,572

Income from operations	27,155	19,308	67,821	42,699
Interest and other expense, net	(393)	(1,585)	(929)	(4,158)

Income before income taxes	26,762	17,723	66,892	38,541
Income tax expense	(7,711)	(5,914)	(22,313)	(14,247)

Net income	$19,051	$11,809	$44,579	$24,294

Net income per common share:
Basic	$0.43	$0.27	$0.99	$0.56

Diluted	$0.40	$0.24	$0.90	$0.50

Weighted average common shares outstanding
Basic	44,670	43,984	45,209	43,075

Diluted	48,173	48,774	49,436	48,186

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(In thousands)

Operating activities:
Net income	$19,051	$11,809	$44,579	$24,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,341	2,751	9,793	8,355
Amortization of content database costs	2,377	1,900	6,792	5,564
Amortization of acquired intangible assets	4,304	3,791	12,871	11,149
Amortization of deferred financing costs	66	1,539	204	2,368
Deferred income taxes	156	3,627	(2,833)	990
Stock-based compensation expense	2,942	1,275	6,868	3,541
Changes in operating assets and liabilities:
Accounts receivable	(785)	561	523	1,496
Restricted cash	206	(90)	742	(260)
Other assets	(2,066)	(1,343)	(2,299)	627
Income tax receivable	1,947	(2,439)	(5,321)	(895)
Accounts payable and other liabilities	468	10,216	23,616	18,404
Excess tax benefits from stock-based compensation	(4,061)	(4,071)	(24,510)	(7,641)
Deferred revenues	(1,774)	475	23,132	19,563

Net cash provided by operating activities	26,172	30,001	94,157	87,555
Investing activities:
Capitalization of content database costs	(4,673)	(3,393)	(14,624)	(8,534)
Purchases of property and equipment	(4,573)	(4,269)	(8,991)	(7,897)
Acquisitions of businesses, net of cash acquired	—	(7,781)	—	(7,781)
Purchases of short-term investments	—	—	—	(7,193)
Proceeds from sale and maturity of short-term investments	—	14,527	—	24,564

Net cash used in investing activities	(9,246)	(916)	(23,615)	(6,841)
Financing activities:
Proceeds from exercise of stock options	2,045	4,442	12,067	9,514
Taxes paid related to net share settlement of stock-based awards	(232)	—	(747)	—
Principal payments on debt	—	(76,230)	—	(100,025)
Deferred financing costs from issuance of credit facility	—	(733)	—	(733)
Excess tax benefits from stock-based compensation	4,061	4,071	24,510	7,641
Repurchases of common stock	(46,905)	—	(125,000)	—

Net cash used in financing activities	(41,031)	(68,450)	(89,170)	(83,603)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(18)	33	5	33
Net decrease in cash and cash equivalents	(24,123)	(39,332)	(18,623)	(2,856)
Cash and cash equivalents at beginning of period	71,019	103,417	65,519	66,941

Cash and cash equivalents at end of period	$46,896	$64,085	$46,896	$64,085

Supplemental disclosures of cash flow information:
Cash paid for interest	$107	$1,051	$333	$2,528
Cash paid for income taxes	126	164	3,683	6,345
Supplemental disclosures of noncash investing and financing activities:
Capitalization of stock-based compensation	11	3	29	6
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
Unaudited Interim Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2011 and the condensed consolidated statements of income and cash flows for the three and nine months ended September 30, 2011 and 2010 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the company’s financial position, results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
Performance-Based Restricted Stock Units
In 2011, the company began issuing performance-based restricted stock units (“RSUs”) to certain company personnel. Performance-based RSUs vest subject to the achievement of certain predetermined performance goals and employment over the requisite service period. The amount of stock-based compensation expense recognized in any one period for such performance-based RSUs is derived from the fair value of the RSUs and can vary based on the achievement or anticipated achievement of these goals. The fair value of each RSU is based on the closing price of the company’s common stock on the date of grant. If a performance goal is not met or is not expected to be met, no compensation expense is recognized on the portion of the RSUs that are not expected to vest, and any previously recognized compensation expense on those RSUs is reversed in the period that expectations change.

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards to allow entities the option to first perform a qualitative assessment as to whether goodwill impairment indicators exist, before undertaking the existing two-step test. The objective of the qualitative assessment is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not, the two-step test must still be performed. The amended standards are intended to reduce costs of evaluating annual goodwill impairment. These amended standards are to be applied for annual periods beginning after December 15, 2011, with early adoption permitted. The company has elected to early adopt these standards and does not expect the adoption to have a material impact on the company’s financial results or disclosures.
In June 2011, the FASB issued amended standards that eliminate the option to report other comprehensive income in the statement of stockholders’ equity and require comprehensive income to be presented as either a continuous statement of comprehensive income or two separate but consecutive statements. The amended standards do not affect the reported amounts of comprehensive income. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The adoption of these amended standards will not impact the company’s financial results or disclosures, but will have an impact on the presentation of comprehensive income.
In May 2011, the FASB issued amended standards to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amended standards are to be applied prospectively for interim and annual periods beginning after December 15, 2011. The adoption of these amended standards is not expected to have a material effect on the company’s financial results or disclosures.
In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables. The new standards permit entities to use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence of fair value or when third-party evidence of selling price is not available. Additionally, these new standards modify the manner in which the selling price is allocated across the separately identified deliverables by no longer permitting the residual method of allocating the selling price. The new standards are to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of these standards on January 1, 2011 did not have a material impact on the company’s consolidated financial position, results of operations or cash flows.
2. CASH AND CASH EQUIVALENTS AND FAIR VALUE MEASUREMENTS
Cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010

Cash	$21,061	$12,687
Cash equivalents:
Money market funds	25,835	52,832

Total cash and cash equivalents	$46,896	$65,519

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
The company’s cash equivalents at September 30, 2011 and December 31, 2010 were all classified within Level 1. There were no movements between fair value measurement levels of the company’s cash equivalents during the nine months ended September 30, 2011.
The carrying amounts reported in the financial statements for accounts receivable and accounts payable approximate their fair values because of the short-term maturities of these financial instruments.

3. NET INCOME PER COMMON SHARE
Basic net income per common share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per common share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist primarily of incremental shares issuable upon the assumed vesting and exercise or settlement of stock-based awards using the treasury stock method.
The following table sets forth the computations of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic net income per common share:
Net income	$19,051	$11,809	$44,579	$24,294
Shares used in computation:
Weighted-average common shares outstanding	44,670	43,984	45,209	43,075

Basic net income per common share	$0.43	$0.27	$0.99	$0.56

Diluted net income per common share:
Net income	$19,051	$11,809	$44,579	$24,294
Shares used in computation:
Weighted-average common shares outstanding	44,670	43,984	45,209	43,075
Dilutive stock-based awards	3,503	4,790	4,227	5,111

Weighted-average number of diluted common shares	48,173	48,774	49,436	48,186

Diluted net income per common share	$0.40	$0.24	$0.90	$0.50

The computations of diluted net income per common share for the three and nine months ended September 30, 2011 excluded 0.6 million shares as their impact was anti-dilutive. The computations of diluted net income per common share for the three and nine months ended September 30, 2010 excluded 0.5 million shares and 0.6 million shares, respectively, as their impact was anti-dilutive.
4. COMPREHENSIVE INCOME
Comprehensive Income
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$19,051	$11,809	$44,579	$24,294
Changes in unrealized gain on available for sale securities, net	—	(4)	—	44
Foreign currency translation adjustment	(390)	516	(8)	516

Comprehensive income	$18,661	$12,321	$44,571	$24,854

5. CREDIT FACILITY
On September 9, 2010, the company entered into a three-year $100.0 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions (the “Credit Facility”). Borrowings under the Credit Facility may be used to finance the on-going working capital needs of the company and its subsidiaries and for general corporate purposes, including permitted business acquisitions, capital expenditures and authorized share repurchases. As of September 30, 2011, no borrowings were outstanding under the Credit Facility. The Credit Facility contains financial and other covenants, and the company was in compliance with all of these covenants at September 30, 2011.

6. STOCKHOLDERS’ EQUITY
On April 28, 2011, the company’s board of directors authorized the repurchase of up to $125.0 million in shares of the company’s outstanding common stock. The shares were to be repurchased from time to time through April 30, 2012 in the open market or in privately negotiated transactions. During the nine months ended September 30, 2011, the company repurchased approximately 3.5 million shares for $125.0 million, which completed the authorization. These repurchases included approximately 1.2 million shares in a private, non-underwritten transaction with selling stockholders, comprised of the company’s chief executive officer and affiliates of Spectrum Equity V, L.P., for $50.0 million and approximately 2.3 million shares in the open market for $75.0 million. Of the open market purchases, approximately 1.5 million shares were repurchased for $46.9 million in the three months ended September 30, 2011. Repurchased shares were recorded as treasury stock at cost.
7. STOCK-BASED AWARD PLANS
The company grants stock options and other stock-based awards, including RSUs, to employees, directors and consultants under the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan is subject to an automatic annual increase provision on the first day of each fiscal year. On January 1, 2011, the number of shares available for stock-based awards under the 2009 Plan increased by 1.8 million shares. As of September 30, 2011, 3.7 million shares were available for stock-based awards under the 2009 Plan.
Stock Options
Stock options granted generally vest over four years. A summary of stock option activity for the nine months ended September 30, 2011 is as follows (shares in thousands):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2010	7,792	$6.07
Granted	315	38.96
Exercised	(2,343)	5.15
Canceled	(194)	6.09

Outstanding at September 30, 2011	5,570	8.31

Exercisable at September 30, 2011	4,025	5.62

Vested and expected to vest	5,444	8.31

As of September 30, 2011, the company had $8.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 3.4 years. The weighted average remaining contractual life of stock options outstanding at September 30, 2011 was 6.1 years. The total intrinsic values of stock options outstanding and stock options exercisable as of September 30, 2011 were $89.5 million and $72.0 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 was $78.1 million.
The company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair values of stock options granted during the nine months ended September 30, 2011 and 2010 were $15.24 and $6.00, respectively. The following weighted average assumptions were used in the calculations for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
	2011	2010

Expected volatility	42.0%	40.0%
Expected term (in years)	5.0	4.0
Weighted average risk-free interest rate	1.8%	1.7%
Weighted average fair value of the underlying common stock	$38.96	$17.99
Expected dividends	—	—

Restricted Stock Units
During the nine months ended September 30, 2011, the company also granted time-based and performance-based RSUs representing the right to receive one share of the company’s common stock under the 2009 Plan. Time-based RSUs generally vest over three to four years. Performance-based RSUs vest subject to the achievement of certain predetermined performance goals and employment over the requisite service period. For the nine months ended September 30, 2011, the number of shares of performance-based RSUs granted was de minimis.
The following table summarizes RSU activity for the nine months ended September 30, 2011 (RSUs in thousands):

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value

Restricted stock units outstanding at December 31, 2010	677	$20.75
Granted	633	36.67
Vested	(61)	17.79
Forfeited	(50)	25.04

Restricted stock units outstanding at September 30, 2011	1,199	29.13

As of September 30, 2011 the company had $25.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.5 years.
Summary of Stock-Based Compensation Expense
Stock-based compensation expense was included in the following statements of income captions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Cost of subscription revenues	$127	$57	$274	$134
Technology and development	1,375	550	3,062	1,437
Marketing and advertising	406	204	1,114	390
General and administrative	1,034	464	2,418	1,580

Total stock-based compensation expense	$2,942	$1,275	$6,868	$3,541

8. INCOME TAXES
The company recorded income tax expense of $7.7 million for the three months ended September 30, 2011, which resulted in an effective income tax rate of 28.8%, a decrease of 4.6 percentage points compared to the three months ended September 30, 2010. The company recorded income tax expense of $22.3 million for the nine months ended September 30, 2011, which resulted in an effective income tax rate of 33.4%, a decrease of 3.6 percentage points compared to the nine months ended September 30, 2010. These decreases were primarily due to the recognition of research and development tax credits in the three and nine months ended September 30, 2011.
The company is subject to income taxes in U.S. and foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the company’s uncertain tax positions and determining its provision for income taxes. The company’s total gross unrecognized tax benefits as of September 30, 2011 and December 31, 2010 were $2.3 million and $0.9 million, respectively. The gross uncertain tax positions, if recognized, would result in the reduction of tax expense.
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

10. SUBSEQUENT EVENTS
On October 26, 2011, the company announced that its board of directors had authorized a share repurchase program, under which up to $50.0 million may be used to repurchase shares of its outstanding common stock. Shares of the company’s common stock may be repurchased from time to time through September 30, 2012 in the open market or in privately negotiated transactions. Any share repurchases are expected to be funded using cash on hand and borrowings under the company’s Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:
•	our future financial performance, including our revenues, cost of revenues, operating expenses and ability to sustain profitability;

•	our rate of revenue and expense growth;

•	the pool of our potential subscribers;

•	our ability to attract and retain subscribers and their choices of subscription package;

•	our ability to manage growth, including adding employees and facilities;

•	fluctuations in our business, including the impact of the television show “Who Do You Think You Are?;”

•	our competitive position;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	our ability to enhance the subscribers’ experience with added tools and features and provide value;

•	our success with respect to any future or recent acquisitions;

•	our international expansion plans;

•	our ability to adequately manage costs and control margins and trends;

•	our investments in content and technology and the success of our promotional programs and new products;

•	our development of brand awareness;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our plans to repurchase shares of our common stock;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws;

•	the impact of external market forces, including changes in the macroeconomic environment and foreign currency exchange rates;

•	the impact of claims or litigation; and

•	the impact of potential legislation and regulatory changes on privacy, subscription renewal or other aspects of our business.

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
Overview
Ancestry.com is the world’s largest online family history resource, with approximately 1.7 million paying subscribers around the world as of September 30, 2011. We offer access on a subscription basis to an extensive collection of billions of historical records that we have digitized, indexed and made available online over the past 15 years. Our subscribers use our proprietary online platform, extensive digital historical record collection and easy-to-use technology to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories with their families. These subscribers are our primary source of revenues. We believe we provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web sites with new tools and features and enabling greater collaboration among our users through the growth of our global community. Our goal is to remain the leading online resource for family history and to grow our subscriber base by offering a superior value proposition to anyone interested in learning more about their family history.
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
Recent Developments
Product and Pricing Test Programs
Beginning in September 2011, we expanded our ongoing product and price testing activities to include most of our U.S. prospective users. We expect to continue this testing through the fourth quarter of 2011.
Share Repurchase Programs
On April 28, 2011, our board of directors authorized the repurchase of up to $125.0 million in shares of our outstanding common stock. The shares were to be repurchased from time to time through April 30, 2012 in the open market or in privately negotiated transactions. During the nine months ended September 30, 2011, we repurchased approximately 3.5 million shares for $125.0 million, which completed the authorization. These repurchases included approximately 1.2 million shares in a private, non-underwritten transaction with selling stockholders, comprised of our chief executive officer and affiliates of Spectrum Equity V, L.P., for $50.0 million and approximately 2.3 million shares in the open market for $75.0 million. Of the open market purchases, we repurchased approximately 1.5 million shares for $46.9 million in the three months ended September 30, 2011. Repurchased shares were recorded as treasury stock at cost.
On October 26, 2011, we announced that our board of directors had authorized an additional share repurchase program, under which up to $50.0 million may be used to repurchase shares of our outstanding common stock from time to time through September 30, 2012 in the open market or in privately negotiated transactions. We expect to fund any share repurchases using cash on hand and borrowings under our existing credit facility.

Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key business metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The following key business metrics reflect data with respect to the Ancestry.com Web sites and exclude our other subscription-based Web sites, such as Fold3.com (previously our Footnote.com Web site, which we rebranded in August 2011), Genline.se, myfamily.com and Genealogy.com.
•	Total subscribers. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our Ancestry.com Web sites. Total subscribers is defined as the number of subscribers at the end of the quarter.

•	Gross subscriber additions. A gross subscriber addition is a new customer who purchases a subscription or redeems a gift subscription to one of our Ancestry.com Web sites, net of subscriber returns.
•	Monthly churn. Monthly churn is a measure representing the number of subscribers that cancel in the quarter divided by the sum of beginning subscribers and gross subscriber additions during the quarter. To arrive at monthly churn, we divide the result by three. Management uses this measure to determine the health of our subscriber base.

•	Subscriber acquisition cost. Subscriber acquisition cost is external marketing and advertising expense, divided by gross subscriber additions in the quarter. Management uses this metric to determine the efficiency of our marketing and advertising programs in acquiring new subscribers.

•	Average monthly revenue per subscriber. Average monthly revenue per subscriber is total subscription revenues earned in the quarter from subscriptions to one of the Ancestry.com Web sites divided by the average number of subscribers in the quarter, divided by three. The average number of subscribers for the quarter is calculated by taking the average of the beginning and ending number of subscribers for the quarter.
Our key business metrics are presented for the three months ended September 30, 2011, June 30, 2011 and September 30, 2010:

	Three Months Ended
	September 30,	June 30,	September 30,
	2011	2011	2010

Total subscribers at end of quarter	1,701,322	1,672,319	1,376,974
Gross subscriber additions	273,979	321,687	251,738
Monthly churn	4.2%	4.6%	4.0%
Subscriber acquisition cost	$93.64	$81.23	$81.58
Average monthly revenue per subscriber	$18.68	$18.88	$17.75
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
A majority of our subscription revenues is derived from subscribers in the United States. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the Web site to which the person subscribes. The following presents subscription revenues by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
United States	$73,694	$56,275	$210,665	$154,790
United Kingdom	12,060	10,320	34,978	30,001
All other countries	12,339	7,644	34,340	19,552

Total subscription revenues	$98,093	$74,239	$279,983	$204,343

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
Operating Expenses
Technology and development. Technology and development expenses consist of personnel-related costs incurred in product development, maintenance and testing of our Web sites, enhancing our record search and linking technologies, developing solutions for new product lines, internal information systems and infrastructure, third-party development and other internal-use software systems. Our development staff is primarily based in the United States and is primarily devoted to providing accessibility to content and tools for individuals to do family history research. We have hired a number of technology and development employees during 2011 and plan to continue to hire additional personnel in the remainder of 2011. In many cases, we have been filling open positions with individuals with more specialized experience than in the past, and we have found that competition for qualified technology and development personnel has increased during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Due to these factors, we have experienced increases in technology and development personnel-related expenses, and we expect these expenses to continue to increase for the remainder of 2011.
Marketing and advertising. Marketing and advertising expenses consist primarily of direct expenses related to television and online advertising and personnel-related expenses. Marketing and advertising costs are principally incurred in the United States, United Kingdom, Australia and Canada. Media rates increased in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, we expect to continue to see increases in these rates compared to 2010. NBC has announced that it has renewed a third season of the television show “Who Do You Think You Are?,” and we have signed an agreement to continue our involvement in the show, including production research. We currently expect the third season of the show will begin to air in the first quarter of 2012. Nevertheless, we can provide no assurance that NBC will air a third season of the show.
General and administrative. General and administrative expenses consist principally of personnel-related expenses for our executive, finance, legal, human resources and other administrative personnel, as well as outside services costs, consisting primarily of consultant, legal and accounting fees, and other general corporate expenses. Due to our continued business growth, we have incurred additional personnel-related costs in these areas in 2011. We expect general and administrative personnel-related expenses to continue to increase for the remainder of 2011.
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
Results of Operations
The following table sets forth our condensed consolidated statements of income as a percentage of revenues for the three and nine months ended September 30, 2011 and 2010. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Subscription revenues	95.1%	93.6%	94.8%	93.7%
Product and other revenues	4.9	6.4	5.2	6.3

Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	14.8	14.2	14.6	15.6
Cost of product and other revenues	1.5	1.5	1.8	1.8

Total cost of revenues	16.3	15.7	16.4	17.4

Gross profit	83.7	84.3	83.6	82.6
Operating expenses:
Technology and development	14.3	13.3	14.4	13.9
Marketing and advertising	29.3	30.4	31.9	32.6
General and administrative	9.5	11.5	9.9	11.4
Amortization of acquired intangible assets	4.2	4.8	4.4	5.1

Total operating expenses	57.3	60.0	60.6	63.0

Income from operations	26.4	24.3	23.0	19.6
Interest and other expense, net	(0.4)	(2.0)	(0.3)	(1.9)

Income before income taxes	26.0	22.3	22.7	17.7
Income tax expense	(7.5)	(7.4)	(7.6)	(6.6)

Net income	18.5	14.9	15.1	11.1

Revenues, Cost of Revenues and Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)

Revenues:
Subscription revenues	$98,093	$74,239	32.1%	$279,983	$204,343	37.0%
Product and other revenues	5,008	5,076	(1.3)	15,454	13,853	11.6

Total revenues	103,101	79,315	30.0	295,437	218,196	35.4
Cost of revenues:
Cost of subscription revenues	15,292	11,267	35.7	43,290	33,996	27.3
Cost of product and other revenues	1,558	1,155	34.9	5,227	3,929	33.0

Total cost of revenues	16,850	12,422	35.6	48,517	37,925	27.9

Gross profit	$86,251	$66,893	28.9	$246,920	$180,271	37.0

Gross profit percentage	83.7%	84.3%		83.6%	82.6%
Subscription revenues
For the three months ended September 30, 2011, our subscription revenues increased $23.9 million compared to the three months ended September 30, 2010. The increase was primarily the result of an increase in the number of total subscribers, as well as an increase in average monthly revenue per subscriber on our Ancestry.com Web sites in the three months ended September 30, 2011 from the three months ended September 30, 2010. Net subscriber additions increased due in part to continued marketing efforts, partially offset by the impact of monthly churn. Average monthly revenue per subscriber increased in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to both increases in the percentage of overall subscribers that are monthly subscribers and the percentage of overall subscribers’ packages that are premium packages, both of which provide greater monthly revenues than other subscriptions. The percentage of overall subscribers that are monthly subscribers increased to 32% at September 30, 2011 from 30% at September 30, 2010. The percentage of overall subscribers’ packages that are premium packages increased to 47% at September 30, 2011 from 44% at September 30, 2010.
For the nine months ended September 30, 2011, our subscription revenues increased $75.6 million compared to the nine months ended September 30, 2010. The increase was primarily the result of an increase in the number of total subscribers, as well as an increase in average monthly revenue per subscriber on our Ancestry.com Web sites. Net subscriber additions increased due in part to continued marketing efforts, including the airing of the second season of “Who Do You Think You Are?” in the beginning of the year, partially offset by the impact of monthly churn. The increase in average monthly revenue per subscriber was driven by the same factors that influenced the three-month results.
Product and other revenues
For the three months ended September 30, 2011, our product and other revenues decreased slightly compared to the three months ended September 30, 2010. The decrease was primarily due to a $0.4 million decrease in revenues related to our DNA testing and a $0.4 million decrease in revenues from advertising and from the physical delivery of copies of historical vital records. These decreases were offset by a $0.8 million increase in iArchives digitization services revenue and ProGenealogists genealogical research services revenue, both of which we acquired in the second half of 2010.
For the nine months ended September 30, 2011, our product and other revenues increased $1.6 million compared to the nine months ended September 30, 2010. The increase was primarily due to a $1.7 million increase in iArchives digitization services revenue and a $1.1 million increase in ProGenealogists genealogical research services revenue, both of which we acquired in the second half of 2010. The increase was partially offset by a $0.7 million decrease in advertising revenues as we have deemphasized advertising services, a $0.5 million decrease in revenue related to our DNA testing and a $0.3 million decrease in revenues from the physical delivery of copies of historical vital records.

Cost of subscription revenues
For the three months ended September 30, 2011, our cost of subscription revenues increased $4.0 million compared to the three months ended September 30, 2010. The increase was primarily due to an increase of $1.4 million in our personnel-related costs reflecting additional subscriber services support personnel, an increase of $1.0 million in Web server operating costs partly attributable to greater user traffic volumes, an increase of $0.6 million in our credit card processing fees reflecting higher transaction volumes as a result of growth in total subscribers and an increase of $0.5 million in content database amortization due to continued investment in content database costs.
For the nine months ended September 30, 2011, our cost of subscription revenues increased $9.3 million compared to the nine months ended September 30, 2010. The increase was primarily due to an increase of $2.6 million in Web server operating costs partly attributable to greater user traffic volumes, an increase of $2.4 million in our personnel-related costs reflecting additional subscriber services support personnel, an increase of $2.2 million in our credit card processing fees reflecting higher transaction volumes as a result of growth in total subscribers, an increase of $1.2 million in content database amortization due to continued investment in content database costs and an increase of $0.5 million in royalties costs of licensed database content.
Cost of product and other revenues
For the three months ended September 30, 2011, our cost of product and other revenues increased $0.4 million compared to the three months ended September 30, 2010. For the nine months ended September 30, 2011, our cost of product and other revenues increased $1.3 million compared to the nine months ended September 30, 2010. These increases were primarily due to the costs associated with iArchives digitization services and ProGenealogists genealogical research services, both of which we acquired in the second half of 2010.
Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)

Operating expenses:
Technology and development	$14,773	$10,528	40.3%	$42,683	$30,447	40.2%
Marketing and advertising	30,266	24,125	25.5	94,324	71,061	32.7
General and administrative	9,753	9,141	6.7	29,221	24,915	17.3
Amortization of acquired intangible assets	4,304	3,791	13.5	12,871	11,149	15.4

Total operating expenses	$59,096	$47,585	24.2	$179,099	$137,572	30.2

Technology and development
For the three months ended September 30, 2011, our technology and development expenses increased $4.2 million compared to the three months ended September 30, 2010. The increase primarily reflected an increase in personnel-related expenses of $3.1 million primarily resulting from a 10% increase in the average number of technology and development personnel during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. In many cases, we have been filling open positions with individuals with more specialized experience than in the past, and have found that competition for qualified technology and development personnel increased. In addition, costs of third-party service providers increased $0.8 million primarily due to incremental outsourced product quality assurance services and research and development costs for new products and features.
For the nine months ended September 30, 2011, our technology and development expenses increased $12.2 million compared to the nine months ended September 30, 2010. The increase primarily reflected an increase in personnel-related expenses of $9.3 million primarily resulting from a 12% increase in the average number of technology and development personnel during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. In addition, costs of third-party service providers increased $1.9 million primarily due to incremental outsourced product quality assurance services and research and development costs for new products and features. Depreciation expense related to technology and development assets also increased $0.5 million.

Marketing and advertising
For the three months ended September 30, 2011, our marketing and advertising expenses increased $6.1 million compared to the three months ended September 30, 2010. The increase was primarily due to an increase of $6.1 million in television ad campaigns primarily resulting from increases in ad volume and media rates and an increase of $0.9 million in paid search. Due in part to the higher media rates, marketing spend grew at a higher rate than gross subscriber additions, which resulted in an increase in subscriber acquisition cost in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. In addition, personnel-related costs increased $0.9 million primarily due to costs of personnel in businesses that were acquired in the second half of 2010. These increases were partially offset by reductions of $2.3 million in online display advertising and affiliate expenses.
For the nine months ended September 30, 2011, our marketing and advertising expenses increased $23.3 million compared to the nine months ended September 30, 2010. The increase was primarily due to an increase of $19.6 million in television ad campaigns, an increase of $4.5 million in paid search and an increase of $2.2 million in sponsorship expense. These increases primarily resulted from our expanded marketing efforts in both domestic and international markets and increased advertising and product integration costs incurred in connection with the second season of “Who Do You Think You Are?,” which had higher rates compared to the first season of the show. In addition, personnel-related costs increased $3.1 million primarily due to costs of personnel in businesses that were acquired in the second half of 2010. These increases were partially offset by reductions of $7.0 million in online display advertising and affiliate expenses.
General and administrative
For the three months ended September 30, 2011, our general and administrative expenses increased $0.6 million compared to the three months ended September 30, 2010. The increase was primarily the result of an increase of $0.8 million in personnel-related costs, the majority of which represented increased stock-based compensation expense. The increase was partially offset by a decrease of $0.3 million in outside services costs primarily due to a decrease in business acquisition costs from the three months ended September 30, 2010.
For the nine months ended September 30, 2011, our general and administrative expenses increased $4.3 million compared to the nine months ended September 30, 2010. The increase was primarily the result of an increase of $2.6 million in personnel-related costs primarily due to costs of personnel in businesses that were acquired in the second half of 2010 and increased stock-based compensation expense and an increase of $1.2 million in other administrative expenses. In addition, outside services costs increased $0.4 million primarily due to an increase in legal, accounting and consultant expenses, partially offset by a decrease in business acquisition costs from the nine months ended September 30, 2010.
Amortization of acquired intangible assets
For the three months ended September 30, 2011, our amortization of acquired intangible assets increased $0.5 million compared to the three months ended September 30, 2010. For the nine months ended September 30, 2011, our amortization of acquired intangible assets increased $1.7 million compared to the nine months ended September 30, 2010. These increases were primarily due to the amortization of intangible assets acquired as part of business acquisitions in the second half of 2010. Certain intangible assets are amortized on an accelerated basis resulting in higher amortization expense earlier in the intangible assets’ useful lives.
Interest and Other Expense, Net and Income Tax Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)

Interest and other expense, net	$(393)	$(1,585)	(75.2)%	$(929)	$(4,158)	(77.7)%
Income tax expense	(7,711)	(5,914)	30.4	(22,313)	(14,247)	56.6
Other data:
Effective tax rate	28.8%	33.4%		33.4%	37.0%
Interest and other expense, net
For the three months ended September 30, 2011, our interest and other expense, net decreased $1.2 million compared to the three months ended September 30, 2010. For the nine months ended September 30, 2011, our interest and other expense, net decreased $3.2 million compared to the nine months ended September 30, 2010. These decreases were primarily due to a decrease in interest expense reflecting our having no long-term debt outstanding at September 30, 2011.

Income tax expense
Our effective income tax rate decreased by 4.6 percentage points for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Our effective income tax rate decreased by 3.6 percentage points for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decreases were primarily due to our recognizing research and development tax credits in the three and nine months ended September 30, 2011.
Other Financial Data
In addition to our results discussed above determined under accounting principles generally accepted in the United States of America (“GAAP”), we believe adjusted EBITDA and free cash flow are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA and free cash flow as supplemental measures to evaluate the overall operating performance of companies. For the three and nine months ended September 30, 2011 and 2010, our net income, adjusted EBITDA and free cash flow were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Net income	$19,051	$11,809	61.3%	$44,579	$24,294	83.5%
Adjusted EBITDA(1)	40,119	29,025	38.2	104,145	71,308	46.0
Free cash flow(2)	30,640	20,148	52.1	76,514	46,004	66.3

(1)	Adjusted EBITDA. We define adjusted EBITDA as net income plus net interest and other (income) expense, net; income tax expense; and non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense.

(2)	Free cash flow. We define free cash flow as net income plus net interest and other (income) expense, net; income tax expense; and non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and minus capitalization of content database costs, purchases of property and equipment and cash paid for income taxes and interest.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income:
Net income	$19,051	$11,809	$44,579	$24,294
Interest and other expense, net	393	1,585	929	4,158
Income tax expense	7,711	5,914	22,313	14,247
Depreciation	3,341	2,751	9,793	8,355
Amortization	6,681	5,691	19,663	16,713
Stock-based compensation expense	2,942	1,275	6,868	3,541

Adjusted EBITDA	$40,119	$29,025	$104,145	$71,308

Capitalization of content database costs	(4,673)	(3,393)	(14,624)	(8,534)
Purchases of property and equipment	(4,573)	(4,269)	(8,991)	(7,897)
Cash paid for interest	(107)	(1,051)	(333)	(2,528)
Cash paid for income taxes	(126)	(164)	(3,683)	(6,345)

Free cash flow	$30,640	$20,148	$76,514	$46,004

Liquidity and Capital Resources
As of September 30, 2011, we had $146.9 million of total liquidity, comprised of $46.9 million in cash and cash equivalents and the ability to borrow $100.0 million under a three-year $100 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions. Cash and cash equivalents are comprised of high quality investments including money market funds. Note 6 to the Consolidated Financial Statements included in our 2010 Annual Report describes further the terms of our revolving credit facility. Our primary source of cash in the periods presented in this Quarterly Report (described in further detail below) was net cash provided by operating activities.
Our primary uses of cash include operating costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases, property and equipment and Web hosting costs. We also use cash for other purposes including repurchases of shares of our common stock, business acquisitions and expansion of new markets and businesses. During 2010, we used cash to repay our prior credit facility. Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:
•	the levels of advertising and promotion required to retain and acquire subscribers;

•	the development of new services;

•	market acceptance of our services;

•	the launch of additional services and improvement of our competitive position in the marketplace;

•	the level of new content acquisition required to retain and acquire subscribers;

•	the expansion of our development, marketing and administrative organizations;

•	our engaging in future business acquisitions;

•	amounts we must spend to integrate and operate acquired businesses;

•	future stock repurchases by us;

•	the building of infrastructure necessary to support our growth; and

•	our relationships with subscribers and vendors.
We have experienced increases in our expenditures in connection with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We have also increased our investments in content databases and property and equipment in the first nine months of 2011 compared to the first nine months of 2010, and we expect to continue to increase our investments in these categories in the remainder of 2011 compared to 2010. We expect cash on hand, cash provided by operating activities and available credit from our credit facility will provide adequate funds for operating and recurring cash needs (e.g., working capital and capital expenditures) for at least the next 12 months.

Summary cash flow information for cash and cash equivalents and short-term investments for the three and nine months ended September 30, 2011 and 2010 is set forth below. For the purpose of this cash flow analysis, we have included highly liquid short-term investments, which we consider readily convertible to cash on a short-term basis. We consider cash, cash equivalents and short-term investments in evaluating our overall cash position.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Net cash and cash equivalents and short-term investments provided by (used in):
Operating activities	$26,172	$30,001	(13)%	$94,157	$87,555	8%
Investing activities	(9,246)	(15,447)	(40)	(23,615)	(24,168)	(2)
Financing activities	(41,031)	(68,450)	(40)	(89,170)	(83,603)	7
Effect of changes in foreign currency exchange rates on cash and cash equivalents and short-term investments	(18)	33	(155)	5	33	(85)

Decrease in cash and cash equivalents and short-term investments	$(24,123)	$(53,863)	(55)	$(18,623)	$(20,183)	(8)

Cash Flow Analysis
Net cash provided by operating activities
For the three months ended September 30, 2011, net cash provided by operating activities was $26.2 million, a decrease of $3.8 million compared to the three months ended September 30, 2010. Cash provided by operating activities consisted of net income of $19.1 million and adjustments for non-cash items of $13.2 million, which was partially offset by the changes in operating assets and liabilities of $6.1 million. For the three months ended September 30, 2011, this represented a $7.2 million increase in net income, a $1.7 million decrease in non-cash adjustments and a $9.4 million decrease in the changes in operating assets and liabilities over the three months ended September 30, 2010. The decrease in adjustments for non-cash items primarily consisted of a $3.5 million decrease in deferred income taxes and a $1.5 million decrease in amortization of deferred financing costs due to our having terminated and paid in full our previous credit facility in September 2010. These changes were partially offset by a $1.7 million increase in stock-based compensation expense due to additional employee equity awards and a $1.6 million increase in depreciation and amortization due to increased investments in long-lived assets. The decrease in the changes in operating assets and liabilities was primarily driven by a $2.2 million decrease in the change in deferred revenues primarily reflecting a decrease in net subscriber growth and an $11.5 million decrease in the change in other operating assets and liabilities primarily due to the timing of receipt of cash receipts and payments. These decreases were partially offset by a $4.4 million increase in the changes in the income tax receivable.
For the nine months ended September 30, 2011, net cash provided by operating activities was $94.2 million, an increase of $6.6 million compared to the nine months ended September 30, 2010. Cash provided by operating activities consisted of net income of $44.6 million, adjustments for non-cash items of $33.7 million, and the changes in operating assets and liabilities of $15.9 million. For the nine months ended September 30, 2011, this represented a $20.3 million increase in net income, a $1.7 million increase in non-cash adjustments and a $15.4 million decrease in the changes in operating assets and liabilities over the nine months ended September 30, 2010. The increase in adjustments for non-cash items primarily consisted of a $4.4 million increase in depreciation and amortization due to increased investment in long-lived assets and a $3.3 million increase in stock-based compensation expense due to additional employee equity awards. These changes were partially offset by a $3.8 million decrease in deferred income taxes and a $2.2 million decrease in amortization of deferred financing costs due to our having terminated and paid in full our previous credit facility. The decrease in the changes in operating assets and liabilities was primarily driven by a $4.4 million decrease in the change in income tax receivable, including a $16.9 million increase in the change in the excess tax benefits due to additional stock option exercises. These decreases were partially offset by a $3.6 million increase in the change in deferred revenues and a $2.3 million increase in the change in other operating assets and liabilities primarily due to the timing of cash receipts and payments. The change in deferred revenues primarily reflected subscriber growth and changes in subscription package mix during the nine months ended September 30, 2011.
Net cash used in investing activities
For the three months ended September 30, 2011, net cash used in investing activities totaled $9.2 million, a decrease of $6.2 million compared to the three months ended September 30, 2010. For the three months ended September 30, 2010, we used cash $7.8 million net of acquired cash to acquire businesses. Net cash used in investing activities consisted of investments in content databases and property and equipment for both three month periods. For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, investments in content databases and property and equipment increased $1.3 million and $0.3 million, respectively.

For the nine months ended September 30, 2011, net cash used in investing activities totaled $23.6 million, a decrease of $0.6 million compared to the nine months ended September 30, 2010. For the nine months ended September 30, 2010, we used $7.8 million net of acquired cash to acquire businesses. Net cash used in investing activities consisted of investments in content databases and property and equipment for both nine month periods. For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, investments in content databases and property and equipment increased $6.1 million and $1.1 million, respectively. We increased our investment in content databases primarily through increased acquisitions of our core content (i.e., census and vital records) in the nine months ended September 30, 2011.
Net cash used in financing activities
For the three months ended September 30, 2011, net cash used in financing activities totaled $41.0 million, a decrease of $27.4 million compared to the three months ended September 30, 2010. In the three months ended September 30, 2010, net cash used in financing activities included $76.2 million of principal payments on long-term debt and $0.7 million in deferred financing costs related to the issuance of our current credit facility. In the three months ended September 30, 2011, net cash used in financing activities consisted primarily of repurchases of shares of our common stock of $46.9 million and a decrease in proceeds from stock option exercises of $2.4 million due to fewer exercises by employees.
For the nine months ended September 30, 2011, net cash used in financing activities totaled $89.2 million, an increase of $5.6 million compared to in the nine months ended September 30, 2010. In the nine months ended September 30, 2011, net cash used in financing activities consisted primarily of repurchases of shares of our common stock of $125.0 million, partially offset by an increase of $16.9 million in excess tax benefits from stock-based compensation and an increase of $2.6 million in proceeds from the exercise of stock options. In the nine months ended September 30, 2010, net cash used in financing activities included $100.0 million of principal payments on long-term debt and $0.7 million in deferred financing costs related to the issuance of our current credit facility.
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
For further information on our significant accounting policies, see Note 1 to our Consolidated Financial Statements included in our 2010 Annual Report. There have been no changes to our significant accounting policies since December 31, 2010 except as discussed in Note 1 to the condensed consolidated financial statements in this Quarterly Report.

Performance-Based Restricted Stock Units
In 2011, we began issuing performance-based restricted stock units (“RSUs”) to certain company personnel. Performance-based RSUs vest subject to the achievement of certain predetermined performance goals and employment over the requisite service period. The amount of stock-based compensation expense recognized in any one period for such performance-based RSUs is derived from the fair value of the RSUs and can vary based on the achievement or anticipated achievement of these goals. The fair value of each RSU is based on the closing price of the company’s common stock on the date of grant. If a performance goal is not met or is not expected to be met, no compensation expense is recognized on the portion of the RSUs that are not expected to vest, and any previously recognized compensation expense on those RSUs is reversed in the period that expectations change. For the nine months ended September 30, 2011, the number of performance-based RSUs granted was de minimis.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
We are party to legal proceedings arising in the ordinary course of business and may become subject to additional proceedings in the future. While management does not believe that any pending legal claim or proceeding will be resolved in a manner that would have a material adverse effect on our business, we cannot assure you of the ultimate outcome of any legal proceeding or contingency in which we are or may become involved.

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
Our revenues have grown rapidly, increasing from $150.6 million in 2006 to $300.9 million in 2010, representing a compound annual growth rate of 18.9%. In the three and nine months ended September 30, 2011, our revenues grew 30% and 35% over the three and nine months ended September 30, 2010. We may not be able to sustain our recent growth rate in future periods and you should not rely on the revenue growth of these periods or any prior period or year as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings and acquiring new and relevant content, and also to expanding awareness of our brand and category through marketing, which may reduce our margins in the near term. If our margins or our future growth resulting from our implementation of these strategies fail to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.
If we experience excessive rates of subscriber cancellation, or monthly churn, our revenues and business may be harmed.
We must continually add new subscribers both to replace subscribers who choose to cancel their subscriptions and to grow our business beyond our current subscriber base. Subscribers choose to cancel their subscriptions for many reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience or subscriber service issues are not satisfactorily resolved. Subscribers may choose to cancel their subscription at any time prior to the renewal date. When we add subscribers as rapidly as we did in the first quarters of 2011 and 2010, which corresponded with the airing of seasons one and two of NBC’s television show “Who Do You Think You Are?,” the rate of subscriber cancellation, or monthly churn, may also increase as it did in the second quarters of 2011 and 2010. In these periods, monthly churn rose to 4.6% and 4.3%, respectively, from 3.7% and 3.3% in the first quarters of 2011 and 2010, respectively. If we are unable to attract new subscribers in numbers greater than the impact of our monthly churn, our subscriber base will decrease and our business, financial condition and results of operations may be adversely affected.
If our monthly churn increases, we may be required to increase the rate at which we add new subscribers in order to maintain and grow our revenues. If excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing and advertising expenses than we currently anticipate to replace these subscribers with new subscribers. A significant increase in our monthly churn may have an adverse effect on our business, financial condition and results of operations.

A change in our mix of subscription durations could have a significant impact on our revenues, monthly churn and revenue visibility.
A majority of our subscribers has annual subscriptions. At any point in time, however, the majority of new subscribers generally signs up for monthly subscriptions and may or may not choose to renew. We generally experience higher rates of monthly churn for monthly subscribers than for annual subscribers. As of September 30, 2011, the percentage of overall subscribers that were monthly subscribers had increased by 2 percentage points to 32% at September 30, 2011 from 30% at September 30, 2010. If this trend continues, more of our revenues would become dependent on monthly renewals, and we would likely have higher monthly churn. We continually evaluate and test the types of subscriptions that are most appropriate for us and our subscribers. As we make these evaluations, we may price and market our different subscriptions to favor longer subscriptions over shorter subscriptions, or vice versa. Any material change in our mix of subscription duration could have a significant impact on our revenues and monthly churn. We have recently performed expanded product and price tests involving most of our U.S. prospective users, the results of which may have affected our number or mix of subscribers. In the future, we may continue to perform product and price tests involving most of our prospective users, the results of which could affect our number or mix of subscribers and may have an adverse impact on our results of operations, stock price and key operating metrics.
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
We recognize revenues from subscribers ratably over the term of their subscriptions. Given that annual subscriptions represent a majority of our subscriptions, a large portion of our revenues for each quarter reflects deferred revenues from subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in revenues in that quarter but will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns or upturns in subscriptions or market acceptance of our service, or changes in monthly churn, may not fully impact our results of operations until future periods.
If our marketing and advertising efforts fail to generate additional revenues on a cost-effective basis, or if we are unable to manage our marketing and advertising expenses, it could harm our results of operations and growth.
Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures and the continued success of television programming related to family history. We use a diverse mix of fixed-cost and performance-based marketing and advertising programs to promote our products and services, and we periodically adjust our mix of marketing and advertising programs. We have experienced price increases in some of our marketing and advertising channels. Significant increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expense or cause us to choose less effective marketing and advertising channels. Television advertising comprises a large percentage of our marketing and advertising expense, which may have significantly higher costs than other channels and which could adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, such as NBC in future seasons of “Who Do You Think You Are?,” which could increase our operating expenses. We have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenues associated with such expenses, as in the case of television programming, and our marketing and advertising expenditures may not continue to result in increased revenues or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer. In addition, our expanded marketing efforts may increase our subscriber acquisition cost, as additional expenses may not result in sufficient customer growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.
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
We face competition in our business from a variety of organizations, some of which provide genealogical records free of charge. We expect competition to increase in the future. Many external factors, including the cost of marketing, content acquisition and technology and our current and future competitors’ pricing and marketing strategies, can significantly affect our competitive strategies, including pricing. For example, some of our competitors provide genealogical records free of charge. We recently announced that we intend to make the 1940 U.S. Federal Census available free-of-charge through December 31, 2013. However, if in doing so or through some other measure we fail to meet our subscribers’ expectations, we could fail to retain existing or attract new subscribers, either of which could harm our business and results of operations.
Ancestry.com and our similar international Web sites face competition from:
•	FamilySearch, and its Web site FamilySearch.org, a genealogy organization that is part of The Church of Jesus Christ of Latter-day Saints. FamilySearch has an extensive collection of paper and microfilm records. FamilySearch has digitized a large quantity of these records and has published them online at FamilySearch.org, where it makes them available to the public for free and through thousands of family history centers located throughout the world. FamilySearch is a well-funded organization and is undertaking a large-scale digitization project to make its collection available online. FamilySearch has partnered and may in the future partner with other commercial entities to broaden the distribution of its records.

•	Commercial entities, including online genealogical research services, library content distributors, search engines and portals, retailers of books and software related to genealogical research and family tree creation and family history oriented social networking Web sites. In addition, entities outside of the United States have exhibited an interest in entering the U.S. market

•	Non-profit entities and organizations, genealogical societies, governments and agencies that may make vital statistics or other records available to the public for free or that partner with commercial entities to make their records widely-available. For example, Yad Vashem, a Jerusalem-based archive devoted to the documentation, research, education and commemoration of the Holocaust, has partnered with Google to facilitate free online access to the world’s largest historical collection on the Holocaust.
We expect our competition to grow, both through industry consolidation and the emergence of new participants. Our future competitors may include other Internet-based businesses, governments and other entities. The market for Internet-based services evolves at a very rapid pace and our competitors may offer products and services that are superior to any of our products and services. In addition, Internet business models are constantly changing. The online family history market could move to an advertising-supported model to the detriment of our subscription-based model. Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms, than we do. Additionally, our competitors may more easily obtain relevant records in domestic and international markets or offer new categories of content, products or services before we do, or at lower prices, which may give them a competitive advantage in attracting subscribers. To compete effectively, we may need to expend significant resources on content acquisition, technology or marketing and advertising, which could reduce our margins and have a material adverse effect on our business, financial condition and results of operations. If we do not compete effectively, our ability to retain and expand our subscriber base, and our revenues, results of operations and financial condition, could be adversely affected.

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
In addition, substantially all of our revenues are from subscribers in the United States, the United Kingdom, Australia and, to a lesser extent, Canada. Consequently, a decrease of interest in and demand for online family history services, or increased competition, in these countries could have a disproportionately greater impact on us than if our geographical mix of revenues were to be less concentrated.
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
While we own or license most of the images in our database, we generally do not own the underlying historical documents. If owners of content have sold or licensed the rights to digitize that content, even on a non-exclusive basis, they may elect not to sell or license it for digitization purposes to any other person. Therefore, if one of our competitors acquires rights to digitize a set of content, even on a non-exclusive basis, we may be unable to acquire rights to digitize that content. Conversely, the owners of historical records may allow more than one party to digitize those records and our competitors may digitize and make available the same content that we offer. In some cases, acquisition of content involves competitive bidding, and we may choose not to bid or may not successfully bid to acquire content rights. In addition, a number of governmental bodies and other organizations are interested in making historical content available for free and owners of historical records may license or sell their records to such governmental bodies and organizations in addition to or instead of licensing or selling their content to us. Our inability to offer certain vital records or other valuable content as part of our family history research databases or the widespread availability of such content elsewhere at lower cost or for free could result in our subscription services becoming less valuable to consumers, which could have an adverse impact on our number of subscribers or monthly churn, and therefore on our business, financial condition and results of operations.

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
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock-based awards they may receive in connection with their employment. GAAP requirements relating to the expensing of stock-based awards may discourage us from granting the size or type of awards that job candidates may require to join our company. If our stock price declines, we may face increased difficulty attracting and retaining personnel through the use of stock-based awards. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, and hire and integrate appropriate personnel, we may not be able to successfully implement our business plan.
Our growth in operations has placed a significant strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings, will continue to place similar strains on our personnel, technology and infrastructure. Our full-time employee headcount increased 20% in 2010 and another 20% through the first nine months of 2011, and we plan to continue hiring additional personnel in the remainder of 2011. Particularly when adding staff quickly, we may not make optimal hiring decisions or may not integrate personnel effectively. A sudden increase in the number of our registered users could strain our capacity and result in Web site performance issues. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional personnel and capital investments will increase our cost base, which, if we fall short of anticipated revenue growth, will make it more difficult to decrease expenses in the short term. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.
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
In addition to our United States and United Kingdom Web sites, we have launched Web sites directed at Canada, Australia, Sweden, Germany, France, Italy and China and launched our global Mundia.com Web site. As of September 30, 2011, approximately 30% of subscribers to our Ancestry.com Web sites, and, for the nine months ended September 30, 2011, approximately 25% of our subscription revenues were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:
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
Our possession and use of personal information present risks and expenses that could harm our business. Unauthorized disclosure or use of such data, whether through breach of our network security or otherwise, could expose us to significant liability and damage our reputation.
Maintaining the security of our information technology and network systems infrastructure is of critical importance because we handle confidential subscriber, registered user, employee and other sensitive data, such as names, addresses, credit card numbers and other personal information. In addition, our online systems include the content that our registered users upload onto our Web sites, such as family records and photos. This content is often personally meaningful, and our registered users may rely on our online system to store digital copies of such content. If we were to lose such content, if our users’ private content were to become publicly available or if third parties were able to gain unauthorized access to such content, we may face liability and harm to our brand and reputation.
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
We and our vendors use commercially available encryption technology to transmit personal information when taking orders. We use security and business controls to limit access and use of personal information, including registered users’ uploaded content. However, third parties may be able to circumvent these security and business measures including by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks. In addition, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in a breach of registered user or employee privacy.

There can be no assurances that we will be able to continue to operate our facilities and customer service and sales operations in accordance with industry practices such as Payment Card Industry Data Security 23 Standards. Even if we remain compliant with those standards, we may not be able to prevent security breaches involving customer transaction data. If we experience a security breach or other lapse in the handling of confidential information of this kind, the incident could give rise to risks including data loss, litigation and liability, and could harm our reputation or disrupt our operations, any of which could adversely affect our business. We have experienced “denial-of-service” and other attacks in the past that have slowed our systems. In addition, various states and countries have differing laws regarding protection of customer privacy and confidential information including notification requirements in the event of certain breaches or losses of information. Efforts to comply with these laws and regulations increase our costs of doing business and failure to achieve compliance could result in substantial liability to our business and harm our reputation. In the event of a security breach or loss of confidential information, we could be subject to fines, penalties, damages and other remedies under applicable laws, any of which could have an adverse impact on our reputation, business, operating results and financial condition.
If third parties improperly obtain and use the personal information of our registered users or employees, we may be required to expend significant resources in efforts to address these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of subscribers to provide us with their credit card or payment information, an unwillingness of registered users to upload family records or photos onto our Web sites, harm to our reputation and brand and loss of our ability to accept and process subscriber credit card orders. Similarly, if a well-publicized breach of data security at any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commercial transactions. Any of these events could have adverse effects on our business, financial condition and results of operations.
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
As of September 30, 2011, we had no borrowings outstanding under our credit facility. Our future indebtedness could:
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
For the nine months ended September 30, 2011, approximately 22% of our total revenues were received, and approximately 14% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar and the Canadian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.
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
We depend on the continued service and performance of our key personnel, including Timothy Sullivan, our President and Chief Executive Officer. We do not maintain key man insurance on any of our officers or key employees. We also do not have long-term employment agreements with our officers or key employees, other than Timothy Sullivan. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, product development or technology personnel could disrupt our operations and have an adverse effect on our ability to operate our business.
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
We earn a significant amount of our operating income from outside the U.S., and there have been proposals to change U.S. tax laws that would significantly impact how we are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation may pass, if enacted it could have a material adverse impact on our future tax expense and cash flow.
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
We have registered domain names for Web site destinations that we use in our business, such as Ancestry.com, Ancestry.co.uk and Fold3.com. However, if we are unable to maintain our rights in these domain names, our competitors could capitalize on our brand recognition by using these domain names for their own benefit. In addition, our competitors could capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere, and in many countries the top-level domain names “ancestry” or “genealogy” are owned by other parties. Although we own the “ancestry.co.uk” domain name in the United Kingdom, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the “ancestry” and “genealogy” domain names. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies from jurisdiction to jurisdiction and is unclear in some jurisdictions. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of, our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and divert management attention. We may not prevail if any such litigation is initiated.
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
As of September 30, 2011, Spectrum Equity Investors V, L.P. and certain of its affiliates beneficially owned in the aggregate shares representing approximately 28% of our outstanding voting power. Two persons associated with Spectrum Equity Investors V, L.P. currently serve on our board of directors. As a result, Spectrum Equity Investors V, L.P. and certain of its affiliates could have influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of Spectrum Equity Investors V, L.P. and certain of its affiliates may not always coincide with the interests of the other holders of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended September 30, 2011 is summarized as follows:

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares that
	Total Number	Average	Publicly Announced	May Yet Be
	of Shares	Price Paid	Plans	Purchased Under the
Period	Purchased	per Share	or Programs(1)	Plans or Programs(1)
	(In thousands, except per share data)
July 1- 31, 2011	—	—	—	$46,905
August 1-31, 2011(2)	1,527	$30.72	1,527	—
September 1-30, 2011	—	—	—	—

Total shares repurchased	1,527	30.72	1,527

(1)	On April 28, 2011, we announced that our board of directors had authorized the repurchase of up to $125.0 million in shares of our outstanding common stock. The shares were to be repurchased from time to time through April 30, 2012 in the open market or in privately negotiated transactions.

(2)	In this period, we used the remaining $46.9 million remaining authorized under our share repurchase program to purchase shares. Accordingly, no additional shares of our common stock may be repurchased under this authorization.
On October 26, 2011, we announced that our board of directors had authorized an additional share repurchase program, under which up to $50.0 million may be used to repurchase shares of our outstanding common stock from time to time through September 30, 2012 in the open market or in privately negotiated transactions. We expect to fund any share repurchases using cash on hand and borrowings under our existing credit facility.

Item 6. Exhibits

Exhibit
Number		Exhibit Description
10.1
Third Amendment, dated as of September 30, 2011, to Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancestry.com Inc.
Dated: November 1, 2011	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: November 1, 2011	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
10.1
Third Amendment, dated as of September 30, 2011, to Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.