Form 10-K
period 2011-12-31
Ancestry.com Inc.
filed 2012-02-17
CIK 1469433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011, computed by reference to the number of shares outstanding and using the price at which the stock was last sold, was $1,307,837,909.

As of February 14, 2012, there were 42,862,596 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

Ancestry.com, Inc.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”), including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain information incorporated by reference into this Annual Report contain forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “continue,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our rate of revenue and expense growth;

•	the pool of our potential subscribers;

•	our ability to attract and retain subscribers and their choices of subscription package;

•	our ability to manage growth, including adding employees and facilities;

•	fluctuations in our business, including the impact of the television show “Who Do You Think You Are?;”

•	our competitive position;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	our ability to enhance the subscribers’ experience with added tools and features and provide value;

•	our success with respect to any future or recent acquisitions;

•	our continued investment in our international structure;

•	our ability to adequately manage costs and control margins and trends;

•	our investments in content, technology and products and the success of our promotional programs and new products;

•	our development of brand awareness;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our plans to repurchase shares of our common stock;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws;

•	the seasonality of our business;

•	changes in our effective tax rate;

•	the impact of external market forces, including changes in the macroeconomic environment and foreign currency exchange rates;

•	the impact of claims or litigation; and

•	the impact of potential legislation and regulatory changes on privacy, subscription renewal or other aspects of our business.

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

A subscriber is an individual who pays for renewable access or redeems a gift subscription to our Ancestry.com Web sites, and a registered user (“registered user” or “user”) is a person who has registered on our Ancestry.com Web sites and includes subscribers.

Our Ancestry.com Web sites are led by our flagship Web site Ancestry.com, which is a part of an international family of Ancestry-branded Web sites. We refer to these Web sites collectively as the Ancestry.com Web sites. Our Web-based services may be accessed through a variety of platforms including online, mobile devices and our Family Tree Maker desktop software.

We use the term “record” in different ways depending on the content source. When referring to a number of records in certain of our institutional content collections, such as a census record, we mean information about each specific person. For example, a draft card will typically be counted as one record, as will each line in a census, because each contains information about a specific individual. When referring to unstructured data, such as a newspaper, we define each page in those data sources as a record. When referring to a number of databases, we mean groups of records we have distinguished as unique sets based on one or more common characteristics shared by the records in each set, such as a common time period, place or subject matter.

Item 1.	Business

Mission

Ancestry.com’s mission is to help everyone discover, preserve and share their family history.

Overview

Ancestry.com is the world’s largest online family history resource, with approximately 1.7 million paying subscribers around the world as of December 31, 2011. We have been a leader in the family history market for over 20 years and have helped pioneer the market for online family history research. We believe that most people have a fundamental desire to understand who they are and from where they came, and that anyone interested in discovering, preserving and sharing their family history is a potential user of Ancestry.com. We strive to make our service valuable to individuals ranging from the most committed family historians to those taking their first steps towards satisfying their curiosity about their family stories.

The foundation of our service is an extensive collection of over 8 billion historical records that we have digitized, indexed and put online over the past 15 years. We have developed and acquired efficient and proprietary systems for digitizing handwritten historical documents, and we have established relationships with national, state and local government archives, historical societies, religious institutions and private collectors of historical content around the world. Our subscribers use our proprietary Web-based services and content collection to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories. Registered users have uploaded over 95 million pieces of content, such as photographs and scanned documents. This growing pool of user-generated content adds color and context to the family histories assembled from the institutional content available through our Web-based services.

In 2011, we delivered strong financial results and continued to position the company for long-term growth through execution of our business strategy. Our key business highlights during the year include the following:

•	total revenues increased 33% to $399.7 million, net income increased 71% to $62.9 million and total subscribers increased 22% to 1.7 million compared to 2010;

•	we added over 600 million records to our content collections;

•	we participated in the second season of NBC’s television show “Who Do You Think You Are?” and partnered with NBC for the third season of the show, which began airing in February 2012;

•	we released new mobile apps for both the iOS and Android-based platforms and we had approximately 1.8 million downloads in 2011;

•	we developed technology to synchronize family trees between platforms including online, mobile devices and Family Tree Maker desktop software; and

•	we introduced Fold3.com as our Web site specializing in military records.

As a company, we strive to deliver family history discoveries to subscribers through our extensive content collection. Increasingly, subscriber discoveries are driven by our proprietary technology that provides “hints” of possible record matches to our subscribers. In 2011, over 700 million hints were accepted by our subscribers. We also continue to deploy tools and technologies to provide our registered users with an expanding family history collaborative network. Users can invite family and friends to help build their family trees, add personal memories and upload photographs and stories of their own. As of December 31, 2011, our users had created more than 31 million family trees containing over 3 billion profiles, of which approximately 80% may be viewed by subscribers on the Ancestry.com Web sites. Trees that are shared with others offer many subscribers a substantial head start in their family history research by allowing them to review information collected by users with common ancestry.

We believe we provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web-based service and platforms with new tools and features and enabling greater collaboration among our users through the growth of our global community.

Growth Strategy

Our goal is to remain the leading online resource for family history and to grow our worldwide subscriber base by offering a superior value proposition to anyone interested in learning more about their family history. Our plan to achieve long-term and sustainable growth is to serve our loyal base of existing subscribers, to attract new subscribers and to invest in new service offerings and technologies.

We believe our previous investments in technology and content have provided a foundation for a scalable business model. We have devoted and expect to continue to devote substantial resources and funds to improve our Web-based services and technology. We also expect to invest $10 million to $15 million in a new Ancestry DNA service in 2012. We also expect to continue to acquire new and relevant content and to expand awareness of our brand, products and category through marketing.

Ancestry.com Web Sites

Through our Ancestry.com Web-based services, subscribers can efficiently search through our extensive and growing collection of global and specialized records covering a wide range of historical and cultural subject areas, including birth, marriage and death records, census records, immigration documents, photographs, maps, military records, personal narratives and newspapers. Subscribers can then attach relevant records to individuals in their family trees. In 2011, we added key content collections to our databases, such as U.S. World War II records, 19th Century Ireland historical records and over 50 million new U.S. vital records dating back to the 1600s. In 2012, we expect to add the 1940 U.S. Federal Census, among other collections, and we are making the census available to all Ancestry.com registered users free-of-charge from the date we release it through December 31, 2013.

U.S. Ancestry.com. On Ancestry.com, we currently offer to new subscribers two subscription packages, U.S. Discovery and World Explorer, formerly U.S. Deluxe and World Deluxe, respectively, for either a monthly or semi-annual duration. Previously, we also offered new subscribers quarterly and annual subscription durations. Subscriptions automatically renew into the existing package and duration selected, unless cancelled. At December 31, 2011, the majority of our subscribers had annual subscription durations. Subscribers to our U.S. Discovery package gain unlimited access to the complete U.S. collection of records, including the ability to view and download images of original records. Subscribers also can communicate and collaborate with other members of the subscriber network. Our World Explorer package includes unlimited access to the global content in our collection, including the content from our U.S. Discovery package.

We currently offer new registered users a 14-day free trial, after which, unless they cancel, we charge the full period subscription amount at the beginning of each subscription period. We also offer gift subscriptions to both the U.S. Discovery and World Explorer packages for either annual or semi-annual durations.

International Ancestry.com. We also operate multiple country-specific Ancestry.com-branded Web sites tailored to the respective local markets, for which we offer various subscription packages and durations. Generally, our international Ancestry.com Web sites are modeled after our U.S. Ancestry.com Web site and offer similar services as in the U.S. Each country specific Web site is in the local market language and includes family trees, user-generated content and collections of digitized historical records obtained from local market sources.

Other Products, Services and Web Sites

Family Tree Maker. Family Tree Maker is the leading family history desktop software on the market. Certain Family Tree Maker versions include a complimentary subscription to the Ancestry.com Web site for a limited duration. Family Tree Maker 2012 allows users to synchronize their desktop family trees between platforms, including online at our Ancestry.com Web sites and mobile devices. Family Tree Maker is sold on Ancestry.com, other retail Web sites and in retail stores.

Ancestry DNA. We sell DNA testing services that help people learn more about their family history and ancient ancestry. The Paternal Lineage Test (Y-chromosome) matches a test-taker with genetic relatives who share a common paternal ancestor. The Maternal Lineage Test (mitochondrial DNA) provides information about maternal ancestral origins. In 2012, we expect to launch a new DNA service that is intended to complement our existing Ancestry.com web-based services by connecting subscribers whose DNA tests suggest that they may have common ancestry and by helping them discover their genetic ethnicity.

Fold3.com. Fold3.com is our Web site specializing in U.S. military records, including the largest online repository of Civil War records. Access to these records is provided on an annual or monthly subscription basis. Fold3.com was previously known as Footnote.com. In August 2011, we rebranded the Web site to focus on military records. We acquired Fold3.com in October 2010 in connection with the acquisition of iArchives, which was then the owner and operator of Footnote.com.

ProGenealogists. ProGenealogists is our provider of professional genealogy services that offers customers dedicated, personal support for their family history research. These services range from record searches to the preparation of comprehensive family histories. Clients typically pay a per-hour rate for these services. In addition, ProGenealogists conducts research that supports Ancestry’s marketing and public relations initiatives. We acquired ProGenealogists in August 2010.

Other Services and Web Sites. We also offer the following services and Web sites:

•	iArchives. iArchives provides document digitization services to other institutions. We acquired iArchives in October 2010.

•	Genline.se. Genline.se is a Swedish family history Web site that contains a collection of more than 26 million Swedish church records dating back to the 1600s. We acquired Genline.se in July 2010.

•	Mundia.com. Mundia.com is our global, multi-language family history networking service intended for markets in which we do not have a local presence.

•	RootsWeb.com. RootsWeb.com is a free genealogy community Web site.

•	Myfamily.com. Myfamily.com is a family networking service that provides families with a safe and secure location online to share photos, videos, stories, news, calendars and family history insights.

•	Genealogy.com. Genealogy.com is a legacy service that offers a collection of family and local histories, vital records and military records, most of which are also available on Ancestry.com.

Subscribers

Our subscribers range from the most committed family historians to those taking their first steps towards satisfying a simple curiosity about their family story, and we seek to make our service valuable to both groups. At December 31, 2011, we had approximately 1.7 million subscribers, nearly 70% of whom reside in the United States. These U.S. subscribers represented nearly 75% of our subscription revenues.

Marketing and Advertising

Our marketing efforts are focused on three primary goals: promoting our brand and acquisition of new subscribers; retention of existing subscribers; and conversion of registered users to subscribers.

Brand Marketing and Subscriber Acquisition. We pursue a multi-channel brand marketing and subscriber acquisition program that includes television advertising, paid search, online display advertising, promotions and sponsorships and affiliate programs. Through our advertising, we seek to increase brand and category awareness and to attract new subscribers. We actively manage our media mix with a goal of maximizing the efficiency of our marketing investment while driving new subscriber growth.

As part of our marketing efforts, we have purchased product integration in the third season of the NBC television series “Who Do You Think You Are?,” which began airing in February 2012. We believe that the program will continue to help increase awareness of the family history category and our brand. We can provide no assurance that the show will not be cancelled mid-season or that NBC will air future seasons of the show, and that we will continue to participate. If the show were cancelled, it could also delay, reduce or eliminate various expenses that we currently anticipate incurring in connection with the show, but may result in the loss of potential subscribers and revenues.

Since initially airing in 2010, “Who Do You Think You Are?” has aired in the first half of each year. As a result, we have recognized additional product integration expense in the first half of each year, which has reduced our operating margins and net income compared to the second half of each year. We have also experienced a higher concentration of gross subscriber additions during the first half of each year due to the increased category interest received as a result of the show. Because we recognize revenues ratably over the subscription period, we incur the product integration expenses associated with “Who Do You Think You Are?” before we recognize the revenues associated with the gross subscriber additions from the same period. If NBC were to cancel the show mid-season or alter the timing of the airing of the show, we may delay, reduce or eliminate our anticipated marketing and advertising expenses. Additionally any changes in the airing of the show could result in the loss of potential subscribers and have an adverse effect on our revenues and results of operations.

Retention Marketing. Our retention marketing is focused on establishing and maintaining long-term and personalized relationships with our subscribers through on-site messaging and email and through subscriber support. We seek to maximize retention and encourage subscribers to upgrade to premium packages by delivering a superior customer experience and value. We monitor subscription package mix and durations, payment processing, cancellation reasons and overall subscriber satisfaction.

Conversion Marketing. Our conversion marketing efforts are focused on converting registered users to paying subscribers through on-site messaging, email, targeted offers and compelling product features like record hinting on new and existing content collections and matches to other users’ family trees.

Product and Technologies

We have applied substantial resources to develop and maintain proprietary technologies designed to provide a rewarding experience and compelling value proposition to our subscribers. Our Web-based services allow our subscribers to make family history discoveries by accessing our content collections, building family trees, collaborating with other users of our community and sharing their discoveries with friends and relatives. We believe our technologies provide us with a significant competitive advantage, and we intend to continue developing and enhancing these proprietary technologies.

Vertical Search Engine. Historical documents can be difficult to search effectively using traditional search engines because of variations in names, changes in geographic boundaries and other factors. Our proprietary vertical search engine provides an innovative, technology-driven solution to the challenges created by the inherent difficulty of searching historical content.

Hinting. Our proprietary record hinting technology performs an algorithmic analysis of users’ family trees and then suggests new records to help subscribers discover more information about their ancestors. We believe that these personalized hints can accelerate our subscribers’ research, thereby making them more successful and their experience more rewarding.

Mobile. We have released mobile apps for both the iOS and Android-based platforms. We believe mobile technology is well-suited to provide a simple way to get started in family history and to help existing users continue their research and share with others. Mobile platforms have become an increasingly important way for new users to register.

Synchronization. In 2011, we developed technology to synchronize family trees between platforms including online, mobile devices and our Family Tree Maker software. This enables users to engage in or continue their research regardless of their location.

Collaboration. Subscribers benefit from the research posted by other Ancestry.com registered users. We offer subscribers alerts to research performed by others that may be relevant to their own research. In addition, while considering one family history record, we suggest other relevant family history records based on the previous actions of other users. Subscribers may also connect and collaborate with each other to further assist in their research.

Content Process and Technologies

Our extensive content offering includes a global collection of birth, marriage and death records, census records, immigration documents, photographs, maps, military records, personal narratives, newspapers and other collections that are accumulated on our Web sites through various content acquisition methods, including through our traditional institutional digitization process, as contributed by users and through Web-crawling techniques.

Institutional Content

Institutional content represents content that we have acquired, digitized and indexed, including content we have acquired through business acquisitions. Through December 31, 2011, we have spent approximately $130 million on institutional content of which the primary cost is, typically, associated with digitizing and indexing the records. In 2011, we added more than 600 million records to our Ancestry.com Web sites.

Acquisition. We acquire historical records from national, state and local government archives, historical societies, religious institutions and private collectors of historical content around the world. We have built long-term relationships with these content partners, such as the United States National Archives and Records Administration and The National Archives of the United Kingdom, and we believe our content collections and relationships provide us with a significant competitive advantage. We plan to continue to acquire new content and build new relationships on an ongoing basis to offer our users additional historical records for their research. We own most of the images in our databases, in some cases on a non-exclusive basis, though we generally do not own the underlying original historical documents.

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

Digitization. Working with historical documents is challenging because many source documents are handwritten or damaged, and many microfilm images are of poor quality. We have developed proprietary technologies and processes that have allowed us to efficiently handle and digitize hundreds of millions of documents that vary significantly in format and quality. We digitize content in our headquarters in Provo, Utah, in the Washington, D.C. area, in London, England and in multiple distributed locations around the world.

Indexing. We have invested significant resources in the indexing of records to make our content collection accessible and searchable for our subscribers. We outsource a significant portion of our indexing projects to vendors to transcribe handwritten documents to create indexes. We generally own the indexes that our vendors create. We have also developed proprietary algorithmic technologies that allow us to efficiently create fielded and searchable indexes for printed record sources, such as directories and electoral rolls.

User-Generated Content

Our registered users are a meaningful source of content on our Web sites. Individuals often have significant family records, information, photographs and stories that are of interest to others with common family history. Uploading these records not only preserves them from damage or destruction, but also makes them sharable and accessible globally to Ancestry.com subscribers. The publicly-shared family trees on our Web site can offer many subscribers a head start in their family history research. To date, users have added over 95 million pieces of content, such as photographs and scanned documents.

Web-Crawling Content

We also scan, or crawl, searchable external online resources for additional content that is then made accessible on our Web sites. Crawling content in this manner allows the Ancestry.com Web sites to function as a genealogical search engine, providing users access to the full range of family history content on the Web with the functionality of Ancestry.com’s proprietary tools and features. The source of the crawled content is attributed to the third parties from which the content is derived, and can provide a valuable source of traffic to the Web sites of countless small archives, libraries, family history societies and individuals around the world.

Operations

Web Sites and Technology Operations. Our Ancestry.com Web sites are currently hosted on hardware and software co-located at a third-party facility in Salt Lake City, Utah. We have established a disaster recovery facility located at a third-party facility in Denver, Colorado. We have designed our Web sites to be highly available, secure and cost-effective using a variety of proprietary software and freely available and commercially supported tools. We can scale to accommodate increasing numbers of registered users by adding relatively inexpensive industry-standard hardware. We use encryption technologies and certificates for secure transmission of personal information between users and our Web sites. Maintaining the integrity and security of our Web sites is critical and we have a dedicated security team that promotes industry best practices and drives compliance with data security standards.

Subscriber Services. Our subscriber services team seeks to ensure that our existing subscribers gain maximum value from their Ancestry.com subscriptions and that other users find any assistance they need to become subscribers. Subscriber services representatives make “welcome calls” to Ancestry.com free trial users, provide assistance via telephone and email support, answer questions about the service and help subscribers with their research.

Competition

We face competition in our business from a variety of organizations, some of which provide genealogical records free of charge. For example, in the U.S., we face increased competition from both new domestic entities and established foreign competitors that have entered the U.S. market. We expect competition to increase in the future. We generally compete on the basis of content, technology, ease of use, brand recognition, quality and breadth of products, service and support, price and the number of network users with whom other users can collaborate. Many external factors, including the cost of marketing, content acquisition, technology and our current and future competitors’ pricing and marketing strategies, can significantly affect our competitive strategies, including pricing. We believe that we compete favorably with respect to these factors, and that none of our competitors offers as broad an array of products and services or as compelling a value proposition to consumers interested in online family history research. Our Ancestry.com-branded Web sites face competition from:

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

We expect our competition to grow, through industry consolidation and the emergence of new participants in our existing markets. We will also face competitors in new markets in which we enter. Our future competitors may include other Internet-based businesses, governments and other entities. The market for Internet-based services evolves at a very rapid pace and our competitors may offer products and services that are superior to any of our products and services. In addition, Internet business models are constantly changing. The online family history market could move to an advertising-supported model to the detriment of our subscription-based model. Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms, than we do. Additionally, our competitors may more easily obtain relevant records in domestic and international markets or offer new categories of content, products or services before we do, or at lower prices, which may give them a competitive advantage in attracting subscribers.

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

Intellectual Property

To protect our proprietary content and intellectual property, we rely on trademark, copyright, patent and trade secret protection laws and on contractual agreements with third parties. In the United States, we currently have several patents issued, and we have a number of patents pending relating to digitization, indexing, storage, correlation, search and display of content. Ancestry.com, Family Tree Maker and Fold3.com are among our registered trademarks. In addition, in the United States, we have filed various trademark applications for each of our products and services and for aspects of our technologies, and we have also filed numerous trademark applications in certain foreign countries for the Ancestry, Ancestry.com and Mundia trademarks, many of which have proceeded to registration. Many of our trademarks contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Because of this concern, we have elected not to file applications with respect to certain of our trademarks, and some of our trademarks for which we have filed applications may not be protectable.

In the United States, we currently have a number of patents and patents pending relating to various aspects of our business. We may pursue patent coverage in additional countries to the extent we believe such coverage is appropriate and cost-efficient. We cannot be certain that any of our pending or future applications will be granted. We rely primarily on trade secret and similar intellectual property laws to protect our search technology, software products and digitization and indexing processes. Protection of trade secret and other intellectual property rights can be uncertain, particularly outside the United States.

We also possess intellectual property rights in aspects of our digital content databases. However, these content databases are not protected by any registered copyrights or other registered intellectual property or statutory rights. Our content databases are protected by user agreements that limit access to and use of our data. However, compliance with use restrictions is difficult to monitor, and our proprietary rights in these content databases may be more difficult to enforce or protect than other forms of intellectual property rights.

Our employees, contractors and other third parties with which we work and who have access to our proprietary content and confidential information sign agreements that prohibit the unauthorized disclosure of our proprietary rights, information and technologies.

Employees

At December 31, 2011 and 2010, our full-time employee equivalents by functional area were as follows:

	September 30,	September 30,
	At December 31,
	2011	2010
Web hosting	81	54
Technology and development	309	258
Marketing and advertising	88	70
General and administrative	114	111
Subscriber services	233	156
Digital processing services	169	146

Total	994	795

None of our employees is covered by a collective bargaining agreement, except to the extent required by the laws of certain foreign jurisdictions. We have not experienced employment-related work stoppages, and we consider our employee relations to be good.

Financial Information about Segments and Geographic Areas

We report our financial results as a single segment. For financial information about our geographic areas, refer to Note 16 to the Consolidated Financial Statements included in this Annual Report, which information is incorporated by reference.

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

We generate substantially all of our revenues from subscriptions to our services. We must continue to retain existing and attract new subscribers, which we seek to do in part by investing in new services and technologies, such as our new mobile and our anticipated Ancestry DNA offerings. If our efforts to satisfy our existing subscribers are not successful, we may not be able to retain them, and as a result, our revenues would be adversely affected. For example, if consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to regularly introduce new and improved services and more content, or if we introduce new services that are not favorably received by the market, we may not be able to retain existing or attract new subscribers. We rely on our marketing and advertising efforts to attract new subscribers. If we are unable to effectively retain existing subscribers and attract new subscribers, our business, financial condition and results of operations would be adversely affected.

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

Our revenues have grown rapidly, increasing from $166.4 million in 2007 to $399.7 million in 2011, representing a compound annual growth rate of 24.5%. We do not expect to sustain our recent growth rate in future periods and you should not rely on the revenue growth of any prior year or other period as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings, including new product offerings, and acquiring new and relevant content, and also to expanding awareness of our brand and category through marketing, which may reduce our margins in the near term. If our margins or our future growth resulting from our implementation of these strategies fail to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.

If we experience excessive rates of subscriber cancellation, or monthly churn, our revenues and business may be harmed.

We must continually add new subscribers both to replace subscribers who choose to cancel their subscriptions and to grow our business beyond our current subscriber base. Subscribers choose to cancel their subscriptions for many reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience or subscriber service issues are not satisfactorily resolved. Subscribers may choose to cancel their subscriptions at any time prior to the renewal date. When we add subscribers as rapidly as we did in the first quarters of 2011 and 2010, which corresponded with the airing of seasons one and two of NBC’s television show “Who Do You Think You Are?,” the rate of subscriber cancellation, or monthly churn, may also increase as it did in the second quarters of 2011 and 2010. In these periods, monthly churn rose to 4.6% and 4.3%, respectively, from 3.7% and 3.3% in the first quarters of 2011 and 2010, respectively. If we are unable to attract new subscribers in numbers greater than the impact of our monthly churn, our subscriber base will decrease and our business, financial condition and results of operations may be adversely affected.

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

We continually evaluate and test the types of subscriptions that we offer. For example, we have recently performed expanded product and price tests involving most of our prospective U.S. users. As a result of these tests and future tests, we may change the types of subscriptions we offer or we may price and market different types of subscriptions as we did in late 2011 when we began offering new subscribers a choice of semi-annual subscriptions in place of annual subscriptions. Although annual subscribers have historically represented the majority of our subscriber base and did at December 31, 2011, the majority of new subscribers has historically signed up for monthly subscriptions and they may continue to do so. We generally experience higher rates of monthly churn for monthly subscribers than for longer-term subscribers. If the percentage of overall subscribers that are monthly subscribers increases, more of our revenues would depend on monthly renewals, and we would likely have higher monthly churn. While offering semi-annual subscription durations may lead some monthly subscribers to choose a longer subscription duration, the shift of subscribers from annual to semi-annual subscriptions may offset any benefit realized from the shift from monthly to semi-annual subscriptions and result in increased monthly churn. In the future, we may continue to perform product and price tests involving most of our prospective users, the results of which could affect our number or mix of subscribers and may have an adverse impact on our results of operations, stock price and key operating metrics.

Additionally, the largely annual commitments of our subscribers have enhanced our near-term visibility on our revenues, which we believe has enabled us to more effectively manage the growth of our business and provide working capital benefits. Our shift to offering new subscribers only monthly and semi-annual subscription durations could cause a reduction in this near-term visibility, which could make it more difficult to manage our growth and effectively budget future working capital requirements.

Because we recognize revenues from subscriptions to our service over the term of the subscription, downturns or upturns in subscriptions may not be immediately reflected in our operating results and therefore could affect our operating results in later periods.

We recognize revenues from subscribers ratably over the term of their subscriptions. Given that annual subscriptions have historically represented a majority of our subscriptions, a large portion of our revenues for each quarter has reflected deferred revenues from subscriptions entered into during previous quarters, as will continue to be the case if we are successful in selling our semi-annual subscriptions. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in revenues in that quarter but will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns or upturns in subscriptions or market acceptance of our service, or changes in monthly churn, may not fully impact our results of operations until future periods.

If our marketing and advertising efforts fail to generate additional revenues on a cost-effective basis, or if we are unable to manage our marketing and advertising expenses, it could harm our results of operations and growth.

Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures and the continued success of television programming related to family history. We use a diverse mix of marketing and advertising programs to promote our products and services, and we periodically adjust our mix of marketing and advertising programs. We have experienced price increases in some of our marketing and advertising channels. Significant increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expense or cause us to choose less effective marketing and advertising channels. Television advertising comprises a large percentage of our marketing and advertising expense, which may have significantly higher costs than other channels and which could adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, such as NBC in any future seasons of “Who Do You Think You Are?,” which could increase our operating expenses. Because we recognize revenues ratably over the subscription period, we have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenues associated with such expenses, and our marketing and advertising expenditures may not continue to result in increased revenues or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer. In addition, our expanded marketing efforts may increase our subscriber acquisition cost, as additional expenses may not result in sufficient customer growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.

We cannot predict whether the television show “Who Do You Think You Are?” will continue to have an impact on our business in the future.

We have purchased product integration in all three seasons of the television show “Who Do You Think You Are?” in the United States, including season three, which began to air in February 2012. Although the airing of the first two seasons of this series in 2010 and 2011, together with our increased television advertising, caused increased interest in our core business that resulted in a greater number of subscribers, we cannot guarantee that the show will have a long-term favorable effect on our net income and, in fact, we have seen a decrease in viewership in the current season. We cannot assure you that NBC will air any future seasons of the show, including the remaining episodes of the third season or, if they do, that we will always participate. If we do not receive lasting benefits from “Who Do You Think You Are?,” or if the show does not continue to be well received or cancelled, it could have a negative effect on our business and our stock price.

We face competition from a number of different sources, and our failure to compete effectively could adversely impact our revenues, results of operations and financial condition.

We face competition in our business from a variety of organizations, some of which provide genealogical records free of charge. For example, in the U.S., we face increased competition from both new domestic entities and established foreign competitors that have entered the U.S. market. We expect competition to increase in the future. Many external factors, including the cost of marketing, content acquisition and technology and our current and future competitors’ pricing and marketing strategies, can significantly affect our competitive strategies, including pricing. In 2012, we announced that we intend to make the 1940 U.S. Federal Census available to all Ancestry.com registered users free-of-charge from the date that we release it through December 31, 2013. However, if in doing so or through some other measure we fail to meet our subscribers’ expectations, we could fail to retain existing or attract new subscribers, either of which could harm our business and results of operations.

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

We expect our competition to grow, both through industry consolidation and the emergence of new participants in our existing markets. We will also face competitors in new markets that we enter. Our future competitors may include other Internet-based businesses, governments and other entities. The market for Internet-based services evolves at a very rapid pace and our competitors may offer products and services that are superior to any of our products and services. In addition, Internet business models are constantly changing. The online family history market could move to an advertising-supported model to the detriment of our subscription-based model. Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms, than we do. Additionally, our competitors may more easily obtain relevant records in domestic and international markets or offer new categories of content, products or services before we do, or at lower prices, which may give them a competitive advantage in attracting subscribers. To compete effectively, we may need to expend significant resources on content acquisition, technology or marketing and advertising, which could reduce our margins and have a material adverse effect on our business, financial condition and results of operations. If we do not compete effectively, our ability to retain and expand our subscriber base, and our revenues, results of operations and financial condition, could be adversely affected.

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

In addition, substantially all of our revenues are from subscribers in the United States and the United Kingdom, and, to a lesser extent, Australia and Canada. Consequently, a decrease of interest in and demand for online family history services or increased competition in these countries, could have a disproportionately greater impact on us than if our geographical mix of revenues were to be less concentrated.

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

Religious and private records are even more widely dispersed. These problems often pose particular challenges in acquiring content internationally. Desirable content may not be available to us on favorable terms, or at all, due to competition for a particular collection, privacy concerns relative to information contained in a given collection or our lack of negotiating leverage with a certain content provider. For example, some of our most popular databases include “vital records” content — namely, historical birth, marriage and death records — made available by certain governmental agencies. To help prevent identity theft, or even terrorist activities, governments may attempt to restrict the release of all or substantial portions of their vital records content, and particularly birth records, to third parties. If these efforts are successful, it may limit or altogether prevent us from acquiring these types of vital record content or continuing to make them available online. In some cases, we have had to lobby for legislation to be changed or otherwise work to surmount administrative or other bureaucratic hurdles to enable government or other bodies to grant us access to records.

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

Digitizing and indexing new historical content can take a significant amount of time and expense and we generally incur the expenses related to such content significantly in advance of the time we can make it available to our subscribers. We have invested nearly $130 million to acquire, digitize and index content, including content acquired through business acquisitions, and we expect to continue to spend significant resources on content. Increases in the cost or time required to digitize and index new content could harm our financial results. Currently, two transcription vendors perform a substantial portion of our data transcription as measured by cost. We do not have long-term contracts with any of our transcription vendors. If we were to replace one of these transcription vendors for any reason, we would be required to provide extensive training to the new vendor, which could delay our ability to make our new content available to our subscribers, and our relationships with the new transcription vendors may be on financial or other terms less favorable to us than our existing arrangements. Our inability to maintain or acquire content or to make new content available online in a timely and cost-effective manner would have an adverse effect on our business, financial condition and results of operations.

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

We currently outsource some of our customer service and product development activities to third parties, which exposes us to risks if these parties fail to perform under our agreements with them.

Because we currently outsource some of our customer service and product development activities to third parties, we have less control over the work produced by these providers than over our own employees. If customer service personnel fail to perform in accordance with the terms of our agreements, we may fail to meet customer expectations. If third-party developers fail to adequately protect or transfer our intellectual property rights in our products, our intellectual property portfolio could be damaged. These outcomes could result in negative publicity, damage our reputation and brands and harm our business and results of operations.

Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, and hire and integrate appropriate personnel, we may not be able to successfully implement our business plan.

Our growth in operations has placed a significant strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings, will continue to place similar strains on our personnel, technology and infrastructure. Our full-time employee headcount increased 25% in 2011, and we plan to hire additional personnel in 2012. Particularly when adding staff quickly, we may not make optimal hiring decisions or may not integrate personnel effectively. Increased activity on our Web sites, particularly sudden increases, could strain our capacity and result in Web site performance issues or cause us to hit limitations in our present infrastructure or other technology. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional personnel and capital investments will increase our cost base, which, if we fall short of anticipated revenue growth, will make it more difficult to decrease expenses in the short term. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.

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

Substantially all of our communications, network and computer hardware used to operate our Web sites are co-located in a facility in Salt Lake City, Utah. We do not own or control the operation of this facility. We have established a disaster recovery facility located at a third-party facility in Denver, Colorado. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. Our systems are not completely redundant, so a failure of our system at our primary site could result in reduced functionality for our customers, and a total failure of our systems at both sites could cause our Web sites to be inaccessible by our customers. Problems faced by our third-party Web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including us, could adversely affect the experience of our subscribers. Our third-party Web hosting provider could decide to close its facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy reorganization, faced by our third-party Web hosting provider or any of the service providers with whom it contracts may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our third-party Web hosting provider is unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have an adverse effect on our business, financial condition and results of operations.

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

At December 31, 2011, approximately 30% of subscribers to our Ancestry.com Web sites, and, for the year ended December 31, 2011, approximately 25% of our subscription revenues were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:

•	exposure to foreign currency exchange rate fluctuations;

•	compliance with foreign laws and the interpretation of those laws, including tax and employment law;

•	compliance with changing and conflicting legal and regulatory regimes;

•	compliance with U.S. laws affecting operations outside of the U.S., including the Foreign Corrupt Practices Act;

•	compliance with varying and conflicting intellectual property laws;

•	difficulties in staffing and managing international operations;

•	prevention of business or user fraud; and

•	effective implementation of internal controls and processes across diverse operations and a dispersed employee base.

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

Additionally, from time to time, our subscribers express dissatisfaction with our service, including, among other things, dissatisfaction with our auto-renewal and other billing policies, our handling of personal data and the way our services operate. To the extent that dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers may be adversely affected. In addition, even if our brand recognition and loyalty increase, this may not result in increased use of our products and services or higher revenues. Many of our subscribers are passionate about family history research, and many of these subscribers participate in blogs on this topic both on our Web sites and elsewhere. If actions we take or changes we make to our products upset these subscribers, their blogging could negatively affect our brand and reputation, which could harm our revenues, results of operations and financial condition.

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

We have begun to distribute free mobile apps as part of our product and service enhancement efforts. Our mobile apps are becoming an increasingly important way for new users to register. Most users of our free mobile apps download them from various service providers that do not currently charge us fees or commissions. If one or more of these service providers were to begin to impose fees or commissions upon us in connection with their distribution of our mobile apps, or prohibit us from distributing our mobile apps on their platforms, we may be unable to attract on a cost-effective basis a similar number of new registered users that we can convert to subscribers, which could adversely affect our financial condition and results of operations.

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

As part of our business, we make biographical and historical data available through our Web sites, we use registered users’ personal data for internal purposes and we host Web sites and message boards, among other things, that contain content supplied by third parties. In addition, in connection with our Ancestry DNA testing services, we obtain biological DNA samples used for genetic testing. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use or publication of certain biological or historical information pertaining to individuals, particularly living persons. We will also face additional privacy issues as we expand into other international markets, as many nations have privacy protections more stringent than those in the United States. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have an adverse effect on our business, financial condition and results of operations.

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

There can be no assurances that we will be able to continue to operate our facilities and customer service and sales operations in accordance with industry practices such as Payment Card Industry Data Security 23 Standards. Even if we remain compliant with those standards, we may not be able to prevent security breaches involving customer transaction data. If we experience a security breach or other lapse in the handling of confidential information of this kind, the incident could give rise to risks including data loss, litigation and liability, and could harm our reputation or disrupt our operations, any of which could adversely affect our business. We have experienced “denial-of-service” and other attacks in the past that have slowed our systems. In addition, various states and countries have differing laws regarding protection of customer privacy and confidential information, including notification requirements in the event of certain breaches or losses of information. Efforts to comply with these laws and regulations increase our costs of doing business and failure to achieve compliance could result in substantial liability to our business and harm our reputation. In the event of a security breach or loss of confidential information, we could be subject to fines, penalties, damages and other remedies under applicable laws, any of which could have an adverse impact on our reputation, business, operating results and financial condition.

If third parties improperly obtain and use the personal information of our registered users or employees, we may be required to expend significant resources in efforts to address these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of subscribers to provide us with their credit card or payment information, an unwillingness of registered users to upload family records or photos onto our Web sites, harm to our reputation and brand and loss of our ability to accept and process subscriber credit card orders. Similarly, if a well-publicized breach of data security at any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commercial transactions. Any of these events could have adverse effects on our business, financial condition and results of operations. In addition, we may have inadequate insurance coverage to compensate for any related losses.

Any claims related to activities of registered users and the content they upload could result in expenses that could harm our results of operations and financial condition.

Our registered users often upload their own content onto our Web sites. The terms of use of such content are set forth in the terms and conditions of our Web sites and a submission agreement to which registered users must agree when they upload their content. Disputes or negative publicity about the use of such content could make users more reluctant to upload personal content or harm our reputation. We do not review or monitor content uploaded by our registered users, and could face claims arising from or liability for making any such content available on our Web sites. In addition, our collaboration tools and other features of our site allow subscribers to contact each other. While subscribers can choose to remain anonymous in such communications, subscribers may choose to engage with one another without anonymity. If any such contact were to lead to fraud or other harm, we may face claims against us and negative publicity. Litigation to defend these claims or efforts to counter any negative publicity could be costly and any other liabilities we incur in connection with any such claims may harm our business, financial condition and results of operations.

Increases in credit card processing fees would increase our operating expenses and adversely affect our results of operations, and the termination of our relationship with any major credit card company could have a severe, negative impact on our ability to collect revenues from subscribers.

The majority of our subscribers pay for our products and services using credit cards. From time to time, the major credit card companies or the issuing banks may increase the fees that they charge for each transaction using their cards. An increase in those fees would require us to increase the prices we charge for our products and services or negatively impact our profitability, either of which could adversely affect our business, financial condition and results of operations.

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

We collect or have imposed upon us sales or other taxes related to the products and services we sell in certain states and other jurisdictions. Additional states or one or more countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future or states or jurisdictions in which we already collect tax may increase the amount of taxes we are required to collect. A successful assertion by any country, state or other jurisdiction in which we do business that we should be collecting sales or other taxes on the sale of our products and services could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage registered users from purchasing from us or otherwise substantially harm our business and results of operations.

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

As of December 31, 2011, we had $10.0 million of debt outstanding under our credit facility. Our future indebtedness could:

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

Any obligations under our credit facility are secured by collateral, which includes substantially all of our assets, including our intellectual property. If we are not able to satisfy our obligations under the credit facility, the lenders could exercise their rights under the credit facility, including taking control of the collateral, including our intellectual property, which would have a material adverse effect on our business. In addition, we cannot assure you that our lenders will have sufficient liquidity to provide funds to us if and when we seek to borrow additional amounts under the credit facility.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our revenues and operating results.

For the year ended December 31, 2011, approximately 22% of our total revenues were received, and approximately 12% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar and the Canadian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Our business may be significantly impacted by a change in the economy, including any resulting effect on consumer spending.

Our business may be affected by changes in the economy generally, including any resulting effect on consumer spending specifically. Our products and services are discretionary purchases, and consumers may reduce their discretionary spending on our products and services during an economic downturn. Although we did not experience a material increase in subscription cancellations or a material reduction in subscription renewals during the recent economic downturn, we may yet be impacted if employment and personal income do not continue to improve or if economic conditions in Europe continue to deteriorate. Conversely, consumers may spend more time using the Internet during an economic downturn and may have less time for our products and services in a period of economic growth. In addition, we have already seen a rise in media prices, including television advertising, and prices may further increase if the economy continues to recover or grows, which could significantly increase our marketing and advertising expenses. As a result, our business, financial condition and results of operations may be significantly affected by changes in the economy generally.

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

A substantial amount of our tools and technologies are protected by trade secret laws. In order to protect our proprietary technologies and processes, we rely in part on security measures, as well as confidentiality agreements with our employees, licensees, independent contractors and other advisors. These measures and agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in or unexpected interpretations of the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our business, revenues, reputation and competitive position.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our Web sites, content indexes, and marketing and advertising activities.

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technologies, business processes and the content on our Web sites. We use intellectual property licensed from third parties in merchandising our products and marketing and advertising our services. From time to time, third parties may allege that we have violated their intellectual property rights. If there is a valid claim against us for infringement, misappropriation, misuse or other violation of third party intellectual property rights, and we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely basis, our business and competitive position may be adversely affected. Many companies are devoting significant resources to obtaining patents that could affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents relevant to our technologies and business. If we are forced to defend ourselves against intellectual property infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, limitations on our ability to use our current Web sites or inability to market or provide our products or services. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our merchandizing or marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. In addition, many of our co-branding, distribution and other partnering agreements require us to indemnify our partners for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling in such an action.

In addition, as a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of data and materials that we publish or distribute. These claims could arise with respect to both institutional and user-generated content. Litigation to defend these claims could be costly and any other liabilities we incur in connection with the claims may harm our business, financial condition and results of operations.

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

As of December 31, 2011, Spectrum Equity Investors V, L.P. and certain of its affiliates beneficially owned in the aggregate shares representing approximately 28% of our outstanding voting power. Two persons associated with Spectrum Equity Investors V, L.P. currently serve on our board of directors. As a result, Spectrum Equity Investors V, L.P. and certain of its affiliates could have influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of Spectrum Equity Investors V, L.P. and certain of its affiliates may not always coincide with the interests of the other holders of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in Provo, Utah, where we lease approximately 120,000 square feet of space. The term of this lease expires in April 2016, and we have the right to extend the lease for an additional five years. We entered into a lease for an additional 20,000 square feet of office space close to our corporate headquarters in late 2011 because our corporate headquarters space was fully utilized. This office space will be used primarily to house our subscriber services personnel and to provide for future growth in our business. We also lease office space in San Francisco, California at several locations. In 2011, we entered into a lease for approximately 55,000 square feet of office space that expires in 2019 to consolidate our San Francisco operations and also allow for future growth. We expect to begin occupying this office space in 2012. We also maintain smaller offices in other U.S. locations and internationally in Ireland, the United Kingdom, Luxembourg and in other countries under leases that expire at varying times from 2012 to 2018.

Our Ancestry.com Web sites are hosted on hardware and software co-located at a third-party facility in Salt Lake City, Utah. We also maintain a disaster recovery site with hardware and software co-located at a third-party facility in Denver, Colorado. We believe that our contracted space for our hardware and software at these facilities is both suitable and adequate for our current development plans and our anticipated growth. Our Salt Lake City contract expires at the end of 2012. Our Denver contract expires in 2012 and then continues month-to-month and requires a 60 day termination notice.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Global Select Market under the symbol “ACOM.” The following table sets forth the high and low sales price for our common stock as reported by The Nasdaq Global Select Market for the periods indicated.

	September 30,	September 30,
Fiscal Year 2011 Quarters Ended	High	Low

March 31, 2011	$38.69	$27.78
June 30, 2011	$45.79	$30.95
September 30, 2011	$45.18	$20.67
December 31, 2011	$26.00	$20.86

	September 30,	September 30,
Fiscal Year 2010 Quarters Ended	High	Low

March 31, 2010	$19.10	$13.35
June 30, 2010	$20.92	$15.23
September 30, 2010	$23.58	$16.95
December 31, 2010	$30.70	$22.22

As of February 14, 2012, there were approximately 35 stockholders of record of our common stock. However, we believe that there were significantly more beneficial owners that are included in nominee or “street name” accounts through brokers.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Composite Index and the S&P North American Technology Internet Index during the period commencing on November 5, 2009, the initial trading day of our common stock, and ending on December 31, 2011. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the NASDAQ Composite Index and the stocks represented in the S&P North American Technology Internet Index, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of 28 stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ANCESTRY.COM INC., NASDAQ COMPOSITE

INDEX AND S&P NORTH AMERICAN TECHNOLOGY INTERNET INDEX

ASSUMES $100 INVESTED ON NOVEMBER 05, 2009

ASSUMES ALL DIVIDENDS, IF ANY, REINVESTED

PERIOD ENDED DECEMBER 31, 2011

Issuer Purchase of Equity Securities

Stock repurchases for the year ended December 31, 2011 (including each month in the three months ended December 31, 2011) were as follows:

	September 30,	September 30,	September 30,	September 30,
			Total Number of Shares	Approximate Dollar
			Purchased as part of	Value of Shares that
	Total Number	Average	Publicly Announced	May Yet Be
	of Shares	Price Paid	Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
	(In thousands, except per share data)
Three months ended March 31, 2011	—	—	—	—
Three months ended June 30, 2011(1)	1,987	$39.29	1,987	$46,905
Three months ended September 30, 2011(1)	1,527	30.72	1,527	—
October 1- 31, 2011(2)	125	22.93	125	47,134
November 1-30, 2011(2)	1,387	23.39	1,387	14,681
December 1-31, 2011(2)	79	23.44	79	12,832

Total shares repurchased in three months ended December 31, 2011	1,591	23.36	1,591
Total shares repurchased in 2011	5,105	$31.76	5,105

(1)	In April 2011, our board of directors authorized the repurchase of up to $125.0 million in shares of our outstanding common stock. We completed this authorization in August 2011.
(2)	In October 2011, our board of directors authorized the repurchase of up to $50.0 million in shares of our outstanding common stock. The shares may be repurchased from time to time through September 30, 2012 in the open market or in privately negotiated transactions.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We intend to retain our future earnings, if any, to fund our growth, and therefore, we do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, our credit facility restricts us from paying cash dividends.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following tables summarize selected consolidated historical financial and operating data for the periods indicated. The summarized consolidated statements of income data presented below for the successor periods for the years ended December 31, 2011, 2010, 2009 and 2008 and for the period from December 6, 2007 through December 31, 2007, and the predecessor period from January 1, 2007 through December 5, 2007 have been derived from our Consolidated Financial Statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read the selected consolidated financial data presented on the following pages in conjunction with our Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Successor					Predecessor(1)
					Period from	Period from
					Dec. 6, 2007	Jan. 1, 2007
	Year Ended December 31,				through	through
	2011	2010	2009	2008	Dec. 31, 2007	Dec. 5, 2007
	(in thousands, except per share data)
Operations Data:
Subscription revenues	$377,364	$281,670	$207,707	$181,391	$11,692	$141,141
Product and other revenues	22,297	19,261	17,195	16,200	1,278	12,269
Total revenues	399,661	300,931	224,902	197,591	12,970	153,410
Total cost of revenues	66,508	52,107	46,323	43,614	2,962	36,142
Total operating expenses	237,687	188,218	146,618	138,257	10,358	106,040
Income (loss) from operations	95,466	60,606	31,961	15,720	(350)	11,228
Net income (loss)	62,895	36,845	21,295	2,384	(1,303)	7,771
Net income per common share:(2)
Basic	$1.41	$0.85	$0.55	$0.06
Diluted	$1.29	$0.76	$0.51	$0.06

(1)	We operated as the predecessor, until December 5, 2007, when Spectrum Equity Investors V, L.P. and certain of its affiliates acquired the predecessor in a transaction we refer to as “the Spectrum investment.” As a result of the accounting for the Spectrum investment, our fiscal year 2007 is divided into a predecessor period from January 1, 2007 through December 5, 2007 and a successor period from December 6, 2007 through December 31, 2007.
(2)	In connection with the Spectrum investment, we were recapitalized. As a result, the capital structure of our predecessor is not comparable to that of the successor. Accordingly, net income per common share is not comparable or meaningful for the 2007 periods and has not been presented.
	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$48,998	$65,519	$100,272	$40,121	$12,277
Total assets	493,849	522,186	523,348	477,975	476,212
Deferred revenues	108,654	89,301	69,711	61,178	56,730
Long-term obligations(1)	10,429	498	100,025	133,000	140,000
Total liabilities	183,340	158,319	228,458	258,187	263,830
Total stockholders’ equity	310,509	363,867	294,890	219,788	212,382

(1)	Includes the current and long-term portions of debt outstanding in the years presented, and the amounts payable under capital lease obligations in 2011 and 2010.

	September 30,	September 30,	September 30,		September 30,	September 30,	September 30,
	Successor						Predecessor
						Period from	Period from
						Dec. 6, 2007	Jan. 1, 2007
	Year Ended December 31,					through	through
	2011	2010	2009		2008	Dec. 31, 2007	Dec. 5, 2007
	(In thousands)
Other Financial Data:
Adjusted EBITDA(1)	$144,807	$100,974	$71,585	(3)	$62,645	$3,755	$39,344

Free cash flow(2)	106,355	60,359	29,613	(3)	31,712	1,774	14,025

(1)	Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus interest and other (income) expense, net; income tax expense; non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and certain non-recurring (income) expenses. In the 2008 and 2007 periods presented, certain non-recurring expenses included expenses associated with the Spectrum investment, such as in-process research and development and transaction-related expenses.
(2)	Free cash flow. We define free cash flow as net income (loss) plus interest and other (income) expense, net; income tax expense; non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and certain non-recurring (income) expenses; and minus capitalization of content databases, purchases of property and equipment and cash paid for income taxes and interest.
(3)	Income from operations and net income, and therefore adjusted EBITDA and free cash flow, include an expense related to a settlement in the third quarter of 2009 of a claim regarding the timeliness and accuracy of a content index we created. The settlement resulted in an expense of approximately $2.3 million in 2009.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Successor					Predecessor
					Period from	Period from
					Dec. 6, 2007	Jan. 1, 2007
	Year Ended December 31,				through	through
	2011	2010	2009	2008	Dec. 31, 2007	Dec. 5, 2007
Reconciliation of adjusted EBITDA and free cash flow to net income (loss):
Net income (loss)	$62,895	$36,845	$21,295	$2,384	$(1,303)	$7,771
Interest and other expense (income), net	1,226	4,258	5,326	11,491	850	(1,561)
Income tax expense	31,345	19,503	5,340	1,845	103	5,018
Depreciation	13,450	11,773	10,936	10,732	754	10,594
Amortization	25,916	23,526	23,214	30,046	1,974	7,094
Stock-based compensation expense	9,975	5,069	5,474	4,672	77	898
Impairment of intangible assets and acquired in-process research and development	—	—	—	1,475	1,300	—
Transaction-related expenses	—	—	—	—	—	9,530

Adjusted EBITDA	$144,807	$100,974	$71,585	$62,645	$3,755	$39,344

Capitalization of content databases	(20,408)	(13,874)	(9,398)	(8,965)	(1,129)	(10,591)
Purchases of property and equipment	(13,895)	(12,968)	(13,362)	(11,621)	(852)	(10,572)
Cash paid for interest	(466)	(2,645)	(7,740)	(10,068)	—	(756)
Cash paid for income taxes	(3,683)	(11,128)	(11,472)	(279)	—	(3,400)

Free cash flow	$106,355	$60,359	$29,613	$31,712	$1,774	$14,025

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Ancestry.com is the world’s largest online family history resource, with approximately 1.7 million paying subscribers around the world as of December 31, 2011. We have been a leader in the family history market for over 20 years and have helped pioneer the market for online family history research. We believe that most people have a fundamental desire to understand who they are and from where they came, and that anyone interested in discovering, preserving and sharing their family history is a potential user of Ancestry.com. We strive to make our service valuable to individuals ranging from the most committed family historians to those taking their first steps towards satisfying their curiosity about their family stories.

The foundation of our service is an extensive collection of over 8 billion historical records that we have digitized, indexed and put online over the past 15 years. Our subscribers use our proprietary Web-based services and content collection to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories. We believe we provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web-based services and platforms with new tools and features and enabling greater collaboration among our users through the growth of our global community.

On U.S. Ancestry.com, we currently offer to new subscribers two subscription packages, U.S. Discovery and World Explorer, formerly U.S. Deluxe and World Deluxe, respectively, for either a monthly or semi-annual duration. Previously, we also offered new subscribers quarterly and annual subscription durations. We charge each subscriber for their subscription at the commencement of their subscription period and at each renewal date. Subscriptions automatically renew into the existing package and duration selected, unless cancelled. At December 31, 2011, the majority of our subscribers had annual subscription durations. The largely annual commitments of our subscribers have enhanced our near-term visibility on our revenues, which we believe has enabled us to more effectively manage the growth of our business and provide working capital benefits.

Our goal is to remain the leading online resource for family history and to grow our worldwide subscriber base by offering a superior value proposition to anyone interested in learning more about their family history. Our plan to achieve long-term and sustainable growth is to serve our loyal base of existing subscribers, to attract new subscribers and to invest in new service offerings and technologies.

We believe our previous investments in technology and content have provided a foundation for a scalable business model. We have devoted and expect to continue to devote substantial resources and funds to improve our Web-based services and technology. We also expect to continue to acquire new and relevant content and to expand awareness of our brand and category through marketing.

Recent Developments

Product and Pricing Test Programs

Beginning in September 2011, we expanded our ongoing product and price testing activities to include most of our U.S. Ancestry.com prospective users. Toward the end of the fourth quarter of 2011 we introduced updated pricing and packaging offerings. We believe these updated offerings will be more effective at guiding consumers from monthly to longer-term packages, which we believe is a more beneficial way for consumers to experience our service. We expect that we will continue to test pricing and packaging over time.

Share Repurchases

During 2011, we repurchased approximately 5.1 million shares of our common stock in the open market and in a privately negotiated transaction for a total of $162.2 million. The privately negotiated transaction included repurchases of approximately 1.2 million shares of our common stock for $50.0 million from affiliates of Spectrum Equity V, L.P. and our chief executive officer. Shares repurchased in 2011 were recorded as treasury stock at cost and were repurchased under two authorized share repurchase programs. Refer to Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding these share repurchase programs. At December 31, 2011, $12.8 million remained available for repurchases of common stock under the most recent board of directors’ authorization.

	September 30,	September 30,
	Share Repurchases
For the Three Months Ended:	Shares	Amount
	(In thousands)
March 31, 2011	—	$—
June 30, 2011	1,987	78,095
September 30, 2011	1,527	46,905
December 31, 2011	1,591	37,168

Total	5,105	$162,168

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The following key operating metrics reflect data with respect to our Ancestry.com Web sites and exclude our other subscription-based Web sites, such as Fold3.com and myfamily.com.

•	Total Subscribers. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our Ancestry.com Web sites. Total subscribers is defined as the number of subscribers at the end of the period.

•	Gross Subscriber Additions. A gross subscriber addition is a new customer who purchases a subscription or redeems a gift subscription to our Ancestry.com Web sites.

•	Monthly Churn. For each year, monthly churn is the average of the four quarters’ calculations. For a quarter, monthly churn is a measure representing the number of subscribers that cancel in a quarter divided by the sum of beginning subscribers and subscriber additions during the quarter. To arrive at monthly churn, the results are divided by three. Management uses this measure to determine the health of our subscriber base.

•	Subscriber Acquisition Cost. Subscriber acquisition cost is external marketing and advertising expense, divided by gross subscriber additions in the period. Management uses this metric to determine the efficiency of our marketing and advertising programs in acquiring new subscribers.

•	Average Monthly Revenue per Subscriber. For each year, average monthly revenue per subscriber is the average of each of the four quarters’ calculations. For a quarter, average monthly revenue per subscriber is total subscription revenues earned in the quarter from subscriptions to the Ancestry.com Web sites divided by the average number of subscribers in the quarter, divided by three. The average number of subscribers for the quarter is calculated by taking the average of the beginning and ending number of subscribers for the quarter. In our 2010 and 2009 Annual Reports on Form 10-K, the average monthly revenue per subscriber for the year was calculated using the total subscription revenues earned in the year divided by the average number of subscribers. The average number of subscribers was calculated by taking the average of beginning and ending number of subscribers for the full year. In this Annual Report, we have restated these prior year metrics to conform with the current method of calculation.

Our key business metrics are presented for the years ended December 31, 2011, 2010 and 2009 as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Total subscribers	1,702,563	1,394,910	1,066,123
Gross subscriber additions	1,240,083	1,023,936	673,991
Monthly churn	4.1%	3.9%	3.8%
Subscriber acquisition cost	$84.70	$79.19	$72.46
Average monthly revenue per subscriber	$18.50	$17.56	$16.51

Components of Consolidated Statements of Income

Revenues

Subscription Revenues. We derive subscription revenues primarily from providing access to our Ancestry.com Web sites, and we recognize the subscription revenues, net of estimated cancellations, ratably over the subscription period. We currently offer registered users a 14-day free trial, after which, unless they cancel, we charge the full period subscription amount at the beginning of each subscription period. No revenue is recognized or allocated to the 14-day free trial period. The amount of unrecognized revenues from subscriptions is recorded in deferred revenue. We have established a revenue reserve based on historical subscription cancellations. Actual customer subscription cancellations are charged against the allowance or deferred revenues to the extent that revenue has not yet been recognized.

Subscription revenues from our Ancestry.com Web sites accounted for approximately 95% of the total subscription revenues for the years ended December 31, 2011, 2010 and 2009. Subscription revenues also include subscriptions to our other Web sites. A majority of our subscription revenues is derived from subscribers in the United States. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the Web site to which the person subscribes. The following table presents subscription revenue by geographic region:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
United States	$282,885	$212,346	$156,150
United Kingdom	47,539	40,929	34,402
All other countries	46,940	28,395	17,155

Total subscription revenues	$377,364	$281,670	$207,707

We have experienced substantial growth in our business over the past several years, which has resulted in increased revenues in the years presented in this Annual Report. While we expect that our business will continue to grow, we anticipate that our revenue growth rate will generally decrease over time. In the first quarter of 2012, we expect to see lower gross subscriber additions relative to 2011 primarily due to fewer viewers of NBC’s show “Who Do You Think You Are?,” in which we purchased advertising and product integration. As a result of the decrease in gross subscriber additions, we expect the growth rate for revenues to decrease in 2012 compared to 2011.

Product and Other Revenues. Product and other revenues include sales of our Family Tree Maker desktop software, Ancestry DNA testing services, iArchives’ document digitization services, physical delivery of copies of historical vital records (birth, marriage and death certificates), ProGenealogists’ genealogical research services and other products and services. Revenues related to these products or services are recognized upon shipment of the product or completion of the services, as applicable.

Expenses

Personnel-related costs for each category of cost of revenues and operating expenses include salaries, stock-based compensation, bonuses, employee benefit costs and employer payroll taxes.

Cost of Revenues

Cost of Subscription Revenues. Cost of subscription revenues consists of Web server operating costs, which include depreciation and software licensing on Web servers and related equipment, Web hosting costs, personnel-related costs of Web support and subscriber services employees, credit card processing fees, amortization of our content databases and royalty costs on certain content licensed from others.

Cost of Product and Other Revenues. Cost of product and other revenues consists of our direct costs of products sold, personnel-related costs of iArchives’ digitization services and ProGenealogists’ genealogical research services, DNA testing service costs, shipping costs and credit card processing fees. In 2012, we expect costs of product and other revenues to increase both in absolute dollars and as a percentage of revenues due to the expected investment in our Ancestry DNA testing services.

Operating Expenses

Technology and Development. Technology and development expenses consist primarily of personnel-related costs and outside service costs. Technology and development personnel-related costs primarily include the personnel costs of developing new products and tools and maintaining and testing our Web sites. Our development personnel are primarily based in the United States and are primarily focused on creating accessibility to content and tools for individuals to do family history research. Outside service costs are primarily incurred for third-party product development and quality assurance services.

Marketing and Advertising. Marketing and advertising expenses consist primarily of direct expenses related to television advertising, paid search, online display advertising, promotions and sponsorships, personnel-related costs and affiliate programs. Marketing and advertising costs are principally incurred in the United States, United Kingdom, Australia and Canada. In February 2012, NBC began airing the third season of “Who Do You Think You Are?,” in which we purchased advertising and product integration. The announced third season of the show consists of 12 episodes, a 50% increase compared to the eight episodes that aired in the second season in 2011. Due to when NBC is airing the show, we expect our marketing and advertising expenses to be higher in the first half of 2012 compared to the second half of 2012, which may result in lower operating margins and net income in the first half of 2012 compared to the second half of 2012. If NBC were to cancel the show mid-season or alter the timing of the airing of the show, we may delay, reduce or eliminate our anticipated marketing and advertising expenses. Additionally, any changes in the airing of the show could result in the loss of potential subscribers and have an adverse effect on our revenues and results of operations.

General and Administrative. General and administrative expenses consist principally of personnel-related and outside service expenses related to our executive, finance, legal, human resources and other administrative functions. Outside services expenses are also incurred when performing due diligence to evaluate businesses for acquisition.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets is the amortization expense associated with subscriber relationships and contracts, technologies, trademarks and tradenames resulting from business acquisitions.

Interest and Other Expense, Net and Income Tax Expense

Interest and Other Expense, Net. Interest and other expense, net includes interest expense associated with our credit facility and the amortization of the deferred financing costs related to our credit facility and our previous term loan. Our interest expense varies based on the level of debt outstanding and changes in interest rates. Also included are interest income earned on cash and cash equivalents, any short-term investments, and other income and expenses, including foreign currency transaction and remeasurement gains and losses, which vary based on changes in foreign currency exchange rates.

Income Tax Expense. Income tax expense consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Critical Accounting Estimates

Our Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. These estimates and assumptions are often based on historical experience, judgments and other factors that we believe to be reasonable under the circumstances at the time made, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis.

We consider the estimates and assumptions associated with testing of goodwill for impairment, recoverability of long-lived assets, income taxes, the period of amortization of our content databases and stock-based compensation expense to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 of the accompanying Notes to our Consolidated Financial Statements. There have been no changes to our significant accounting policies since December 31, 2011, except as discussed below in “Recent Accounting Pronouncements.”

Goodwill Impairment

We review goodwill for impairment at least annually or more frequently if indicators of impairment exist. We perform our annual goodwill impairment test in the fourth quarter. Impairment loss, if any, is recorded when the fair value of goodwill is less than its carrying value. Our goodwill impairment test may require the use of qualitative judgments and fair-value techniques, which are inherently subjective. Based on our analyses of goodwill in the fourth quarters of 2011, 2010 and 2009, no impairment was indicated.

Recoverability of Long-Lived Assets

We review content databases, property and equipment and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount of the carrying value of the asset or group of assets exceeds its fair value. Based on our analyses of long-lived assets, a negligible impairment of long-lived assets was recognized for the years ended December 31, 2011, 2010 and 2009.

Income Taxes

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We evaluate the tax position for recognition in accordance with GAAP by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. This includes consideration of any resolutions of related appeals or litigation processes. The tax benefit is then measured as the largest amount that is more likely than not of being realized upon settlement.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we use to manage the underlying businesses. We believe it is more likely than not that the deferred tax assets recorded on our balance sheet will ultimately be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination.

Amortization of our Content Databases

Our content databases consist of historical records that have been digitized and indexed to allow subscribers to search and view our content online. Content databases include the costs to acquire or license the historical records, costs incurred by our employees or by third parties to scan, key or index the content, and the fair value allocated to content databases from business acquisitions. Among the most utilized content collections in our databases are the United States and United Kingdom census records which are ordinarily released by government entities every ten years. We amortize our content databases on a straight-line basis over ten years beginning after the content is released for viewing on our Web sites.

Stock-Based Compensation Expense

We have stock-based compensation plans which allow for the issuance of stock-based awards, including stock options, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) to employees, officers, directors and consultants. We account for stock-based compensation expense by amortizing the fair value of each stock-based award expected to vest over the requisite service or performance period. The fair value of both RSUs and PSUs is based on the closing price of our common stock on the date of grant. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes model requires various assumptions including fair value of the underlying stock, volatility, expected option life, risk-free interest rate and expected dividends. As of each stock option grant date, we review an average of the disclosed year-end volatility of our own common stock and a group of companies that we considered peers based on a number of factors including, but not limited to, similarity to us with respect to industry, business model, stage of growth, financial risk or other factors, along with considering our future plans to determine the appropriate volatility. The expected life is based on our historical stock option activity. The risk-free interest rate is determined by reference to the United States Treasury rates with the term approximating the expected life assumed at the date of grant.

In addition, we are required to estimate the expected forfeiture rate of stock-based awards, and we only recognize expense for those awards expected to vest. We estimate the forfeiture rate based on our historical experience. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly. If any of the assumptions we use in estimating the fair value of awards change significantly or the actual forfeiture rate is different than the estimate, stock-based compensation expense may differ materially in the future from that recorded in the current period.

PSUs vest subject to the achievement of certain predetermined performance goals and employment over the requisite service period. If a performance goal is not met or is not expected to be met, we do not recognize expense on the number of the PSUs that are not expected to vest, and we reverse any previously recognized compensation expense on those PSUs in the period that expectations change.

Prior to November 5, 2009, the date our common stock began trading on The NASDAQ Stock Market, the fair value of common stock had been determined by the board of directors at each grant date based on a variety of factors, including arm’s-length sales of our common stock, periodic valuations of our common stock, our financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies and the illiquid nature of common stock.

Results of Operations

The following table sets forth our consolidated statements of income for the years ended December 31, 2011, 2010 and 2009. The information in the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been derived from our audited Consolidated Financial Statements. You should read this table in conjunction with our Consolidated Financial Statements and the related Notes in this Annual Report.

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues:
Subscription revenues	$377,364	$281,670	$207,707
Product and other revenues	22,297	19,261	17,195

Total revenues	399,661	300,931	224,902
Costs of revenues:
Cost of subscription revenues	58,292	46,409	40,183
Cost of product and other revenues	8,216	5,698	6,140

Total cost of revenues	66,508	52,107	46,323

Gross profit	333,153	248,824	178,579
Operating expenses:
Technology and development	58,245	42,296	36,236
Marketing and advertising	122,997	94,573	61,625
General and administrative	39,734	35,390	32,540
Amortization of acquired intangible assets	16,711	15,959	16,217

Total operating expenses	237,687	188,218	146,618

Income from operations	95,466	60,606	31,961
Interest and other expense, net	(1,226)	(4,258)	(5,326)

Income before income taxes	94,240	56,348	26,635
Income tax expense	(31,345)	(19,503)	(5,340)

Net income	$62,895	$36,845	$21,295

Net income per common share:
Basic	$1.41	$0.85	$0.55

Diluted	$1.29	$0.76	$0.51

The following table sets forth, for the periods presented, our consolidated statements of income as a percentage of total revenues. You should read this table in conjunction with the Consolidated Financial Statements and the related Notes in this Annual Report.

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Revenues:
Subscription revenues	94.4%	93.6%	92.4%
Product and other revenues	5.6	6.4	7.6

Total revenues	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	14.6	15.4	17.9
Cost of product and other revenues	2.0	1.9	2.7

Total cost of revenues	16.6	17.3	20.6

Gross profit	83.4	82.7	79.4
Operating expenses:
Technology and development	14.6	14.1	16.1
Marketing and advertising	30.8	31.4	27.4
General and administrative	9.9	11.8	14.5
Amortization of acquired intangible assets	4.2	5.3	7.2

Total operating expenses	59.5	62.6	65.2

Income from operations	23.9	20.1	14.2
Interest and other expense, net	(0.3)	(1.4)	(2.4)

Income before income taxes	23.6	18.7	11.8
Income tax expense	(7.9)	(6.5)	(2.3)

Net income	15.7	12.2	9.5

Years Ended December 31, 2011, 2010 and 2009

Revenues

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,			% Change
	2011	2010	2009	2011 from 2010	2010 from 2009
	(In thousands)
Subscription revenues	$377,364	$281,670	$207,707	34.0%	35.6%
Product and other revenues	22,297	19,261	17,195	15.8	12.0

Total revenues	$399,661	$300,931	$224,902	32.8%	33.8%

Subscription revenues

2011 compared to 2010. The increase in our subscription revenues of $95.7 million in 2011 compared to 2010 was primarily the result of an increase in the number of total subscribers, as well as an increase in the average monthly revenue per subscriber. Net subscriber additions increased primarily due to continued marketing efforts, including marketing connected with the second season of “Who Do You Think You Are?,” which aired in the first half of 2011. Average monthly revenue per subscriber increased due to both an increase in the percentage of overall subscribers that were monthly subscribers throughout the year and an increase in the percentage of overall subscribers’ packages that were premium packages throughout the year, both of which provide greater monthly revenues than other packages. During 2011, foreign currency exchange rates increased subscription revenues by approximately 1% compared to the rates in 2010.

2010 compared to 2009. The increase in our subscription revenues of $74.0 million in 2010 compared to 2009 was primarily the result of an increase in the number of total subscribers as a result of increased gross subscriber additions, as well as an increase in average monthly revenue per subscriber on our Ancestry.com Web sites. Gross subscriber additions increased primarily as the result of successful marketing programs throughout the year and increased interest in Ancestry.com, including from NBC’s release of the first season of the U.S. version of the television show “Who Do You Think You Are?” which aired in the first half of 2010. Average monthly revenue per subscriber increased due to both an increase in the percentage of overall subscribers that were monthly subscribers throughout the year and the percentage of overall packages that were premium packages throughout the year. During 2010, changes in foreign currency exchange rates did not have a significant impact on subscription revenues.

Product and other revenues

2011 compared to 2010. The increase in product and other revenues of $3.0 million in 2011 compared to 2010 was primarily due to a $1.8 million increase in iArchives digitization services revenue and a $1.6 million increase in ProGenealogists genealogical research services revenue, both of which businesses we acquired in the second half of 2010. In addition, Family Tree Maker revenue increased $0.9 million. These increases were partially offset by a $0.8 million decrease in advertising revenues as a result of having deemphasized advertising services on our Web sites.

2010 compared to 2009. The increase in product and other revenues of $2.1 million in 2010 compared to 2009 was primarily due to a $1.0 million increase in Family Tree Maker revenues and a total $0.9 million increase in revenues from historical vital records and genealogical research services.

Cost of Revenues and Gross Profit

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,			% Change
	2011	2010	2009	2011 from 2010	2010 from 2009
	(In thousands)
Revenues:
Subscription revenues	$377,364	$281,670	$207,707	34.0%	35.6%
Product and other revenues	22,297	19,261	17,195	15.8	12.0

Total revenues	399,661	300,931	224,902	32.8	33.8
Cost of revenues:
Cost of subscription revenues	58,292	46,409	40,183	25.6	15.5
Cost of product and other revenues	8,216	5,698	6,140	44.2	(7.2)

Total cost of revenues	66,508	52,107	46,323	27.6	12.5

Gross profit	$333,153	$248,824	$178,579	33.9%	39.3%

Gross profit percentage	83.4%	82.7%	79.4%

Cost of subscription revenues

2011 compared to 2010. The increase in our cost of subscription revenues of $11.9 million in 2011 compared to 2010 was primarily due to a $3.7 million increase in personnel-related costs, a $2.7 million increase in credit card processing fees reflecting higher transaction volumes as a result of increased total subscribers, a $2.6 million increase in Web server operating costs partly attributable to greater user traffic volumes and a $1.6 million increase in content database amortization due to our continued investment in content databases. Personnel-related costs increased primarily due to a 36% increase in the average number of Web hosting and subscriber services support personnel during 2011.

2010 compared to 2009. The increase in our cost of subscription revenues of $6.2 million in 2010 compared to 2009 was primarily due to a $2.0 million increase in credit card processing fees reflecting higher transaction volumes as a result of increased total subscribers, a $1.9 million increase in personnel-related costs attributable to additional Web operations personnel and a $1.9 million increase in Web server operating costs partly attributable to greater user traffic volumes.

Cost of product and other revenues

2011 compared to 2010. The increase in our cost of product revenues of $2.5 million in 2011 compared to 2010 was primarily due to a $1.3 million increase in costs associated with iArchives digitization services and ProGenealogists genealogical research services, both of which businesses were acquired in the second half of 2010, and increases of $1.0 million in total in costs related to DNA testing services and Family Tree Maker software.

2010 compared to 2009. Cost of product revenues decreased slightly in 2010 compared to 2009. The decrease was primarily due to a decline in the volume of DNA services sold and a change in our distribution agreement for our Family Tree Maker software product to a royalty-based arrangement. These cost decreases were partially offset by an increase in personnel-related costs primarily associated with genealogical research services.

Operating Expenses

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,			% Change
	2011	2010	2009	2011 from 2010	2010 from 2011
	(In thousands)
Operating expenses:
Technology and development	$58,245	$42,296	$36,236	37.7%	16.7%
Marketing and advertising	122,997	94,573	61,625	30.1	53.5
General and administrative	39,734	35,390	32,540	12.3	8.8
Amortization of acquired intangible assets	16,711	15,959	16,217	4.7	(1.6)

Total operating expenses	$237,687	$188,218	$146,618	26.3%	28.4%

Technology and development

2011 compared to 2010. The increase in technology and development expenses of $15.9 million in 2011 compared to 2010 was primarily the result of a $12.4 million increase in personnel-related expenses resulting from a 15% increase in the average number of technology and development personnel during 2011. In many cases, we have filled open positions with individuals with more specialized experience than in the past, and we have found that competition for qualified technology and development personnel increased. In addition, costs of third-party service providers increased $2.1 million primarily due to additional outsourced product quality assurance services and research and development costs for new products and features. Depreciation expense and other equipment purchases related to technology and development assets also increased by a total of $0.9 million.

2010 compared to 2009. The increase in technology and development expenses of $6.1 million in 2010 compared to 2009 was primarily the result of an increase in personnel-related expenses resulting from a 17% increase in the average number of technology and development personnel during 2010.

Marketing and advertising

2011 compared to 2010. The increase in marketing and advertising expenses of $28.4 million in 2011 compared to 2010 was primarily due to a $25.8 million increase in television advertising and sponsorship expense. These increases primarily resulted from increases in advertising volume and media rates. Our expanded marketing efforts were focused in both domestic and international markets and include increased advertising and product integration costs incurred in connection with the second season of “Who Do You Think You Are?” Marketing expenses grew at a faster rate than gross subscriber additions due in part to the higher media rates, which resulted in an increase in subscriber acquisition cost in 2011. In addition, we increased our paid search costs by $5.1 million. Personnel-related costs increased $3.7 million primarily due to a 13% increase in the average number of marketing and advertising personnel during 2011. Outside services expenses and agency fees also increased by a total of $1.0 million. These increases were partially offset by total reductions of $7.2 million in online display advertising volume and affiliate expenses.

2010 compared to 2009. The increase in marketing and advertising expenses of $32.9 million in 2010 compared to 2009 was primarily due to an increase of $15.1 million in television ad campaigns, an increase of $11.9 million in online advertising expenses and an increase of $4.0 million in sponsorship and affiliate expenses resulting from our expanded marketing efforts focused in both domestic and international markets. These were in part attributable to advertising and product integration costs incurred in connection with the first season of “Who Do You Think You Are?” In addition, personnel-related costs increased $1.3 million primarily due to a 15% increase in the average number of marketing and advertising personnel during 2010.

General and administrative

2011 compared to 2010. The increase in general and administrative expenses of $4.3 million in 2011 compared to 2010 was primarily due to a $3.2 million increase in personnel-related costs and a $1.7 million increase in other administrative costs. Personnel-related costs increased as a result of employee additions in connection with businesses that were acquired in the second half of 2010 and increased stock-based compensation expense. These increases were partially offset by decreases in outside services costs primarily due to no businesses being acquired in 2011.

2010 compared to 2009. The increase in general and administrative expenses of $2.9 million in 2010 compared to 2009 was primarily due to a $2.1 million increase in other administrative costs, including costs associated with operating as a public company, $1.4 million of costs related to business acquisition activities and $1.0 million in offering costs. The offering costs were incurred to register shares of our common stock on behalf of certain existing stockholders in the November 2010 underwritten secondary offering. These 2010 increases were partially offset by the absence of a non-recurring $2.3 million settlement of a claim related to a content index in the third quarter of 2009.

Amortization of acquired intangible assets

2011 compared to 2010. The increase in amortization of acquired intangible assets of $0.8 million in 2011 compared to 2010 was primarily due to the amortization of intangible assets acquired as part of business acquisitions in the second half of 2010.

2010 compared to 2009. Amortization of acquired intangible assets decreased slightly in 2010 compared to 2009 primarily due to a $1.4 million decrease in the amortization of intangible assets acquired in prior years. This decrease was nearly fully offset by $1.2 million in amortization related to intangible assets acquired as part of business acquisitions in the second half of 2010.

Interest and Other Expense, Net and Income Tax Expense

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,			% Change
	2011	2010	2009	2011 from 2010	2010 from 2009
	(In thousands)
Interest and other expense, net	(1,226)	(4,258)	(5,326)	(71.2)%	(20.1)%
Income tax expense	(31,345)	(19,503)	(5,340)	60.7	265.2
Effective tax rate	33.3%	34.6%	20.0%

Interest and other expense, net

2011 compared to 2010. The decrease in interest and other expense, net of $3.0 million in 2011 compared to 2010 was primarily due to a decrease in interest expense reflecting our having no debt outstanding throughout 2011 until December when we borrowed $10.0 million under our credit facility. This decrease was partially offset by foreign exchange losses in 2011.

2010 compared to 2009. The decrease in interest and other expense, net of $1.1 million in 2010 compared to 2009 was primarily due to our having paid in full all amounts outstanding under our previous term loan in September 2010, which contributed to our carrying a lower average debt balance throughout 2010 compared to 2009. As a result, our cash interest expense decreased $2.6 million in 2010. However, this decrease was offset by higher non-cash interest expense due to the acceleration of $1.3 million of deferred financing costs as a result of the termination of our previous term loan.

Income tax expense

2011 compared to 2010. Our effective income tax rate decreased by 1.3 percentage points for 2011 compared to 2010. The decrease was primarily due to benefits from the recognition of research and development tax credits.

2010 compared to 2009. Our effective income tax rate increased by 14.6 percentage points for 2010 compared to 2009. The increase was primarily due to the utilization of net operating losses in 2009 as they were previously thought to be limited to due prior ownership changes. The increase was partially offset by the recognition of research and development tax credits and uncertain tax positions in 2010.

Unaudited Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2011. This unaudited quarterly consolidated information has been prepared on the same basis as our audited Consolidated Financial Statements, and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read this table in conjunction with our Consolidated Financial Statements and the related Notes located elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future periods.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Revenues:
Subscription revenues	$97,381	$98,093	$96,707	$85,183	$77,327	$74,239	$70,544	$59,560
Product and other revenues	6,843	5,008	4,601	5,845	5,408	5,076	3,916	4,861

Total revenues	104,224	103,101	101,308	91,028	82,735	79,315	74,460	64,421
Cost of revenues:
Cost of subscription revenues	15,002	15,292	14,111	13,887	12,413	11,267	11,228	11,501
Cost of product and other revenues	2,989	1,558	1,841	1,828	1,769	1,155	1,280	1,494

Total cost of revenues	17,991	16,850	15,952	15,715	14,182	12,422	12,508	12,995

Gross profit	86,233	86,251	85,356	75,313	68,553	66,893	61,952	51,426
Operating expenses:
Technology and development	15,562	14,773	14,242	13,668	11,849	10,528	9,992	9,927
Marketing and advertising	28,673	30,266	30,250	33,808	23,512	24,125	24,490	22,446
General and administrative	10,513	9,753	10,111	9,357	10,475	9,141	8,032	7,742
Amortization of acquired intangible assets	3,840	4,304	4,297	4,270	4,810	3,791	3,679	3,679

Total operating expenses	58,588	59,096	58,900	61,103	50,646	47,585	46,193	43,794

Income from operations	27,645	27,155	26,456	14,210	17,907	19,308	15,759	7,632
Interest and other expense, net	(297)	(393)	(429)	(107)	(100)	(1,585)	(1,429)	(1,144)

Income before income taxes	27,348	26,762	26,027	14,103	17,807	17,723	14,330	6,488
Income tax expense	(9,032)	(7,711)	(9,470)	(5,132)	(5,256)	(5,914)	(5,807)	(2,526)

Net income	$18,316	$19,051	$16,557	$8,971	$12,551	$11,809	$8,523	$3,962

Net income per share:
Basic	$0.42	$0.43	$0.36	$0.20	$0.28	$0.27	$0.20	$0.09

Diluted	$0.40	$0.40	$0.33	$0.18	$0.25	$0.24	$0.18	$0.08

Weighted average shares outstanding
Basic	43,409	44,670	45,596	45,371	45,125	43,984	42,764	42,459

Diluted	46,325	48,173	49,893	50,250	49,980	48,774	48,015	47,454

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2011 as a percentage of revenues. You should read this table in conjunction with our Consolidated Financial Statements and the related Notes located elsewhere in this Annual Report.

	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx
	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
Consolidated Statements of Income Data:
Revenues:
Subscription revenues	93.4%	95.1%	95.5%	93.6%	93.5%	93.6%	94.7%	92.5%
Product and other revenues	6.6	4.9	4.5	6.4	6.5	6.4	5.3	7.5

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription revenues	14.4	14.8	13.9	15.3	15.0	14.2	15.1	17.9
Cost of product and other revenues	2.9	1.5	1.8	2.0	2.1	1.5	1.7	2.3

Total cost of revenues	17.3	16.3	15.7	17.3	17.1	15.7	16.8	20.2

Gross profit	82.7	83.7	84.3	82.7	82.9	84.3	83.2	79.8
Operating expenses:
Technology and development	14.9	14.3	14.1	15.0	14.4	13.3	13.4	15.4
Marketing and advertising	27.5	29.3	29.9	37.1	28.4	30.4	32.9	34.9
General and administrative	10.1	9.5	10.0	10.3	12.7	11.5	10.8	12.0
Amortization of acquired intangible assets	3.7	4.2	4.2	4.7	5.8	4.8	4.9	5.7

Total operating expenses	56.2	57.3	58.2	67.1	61.3	60.0	62.0	68.0

Income from operations	26.5	26.4	26.1	15.6	21.6	24.3	21.2	11.8
Interest and other expense, net	(0.3)	(0.4)	(0.4)	(0.1)	(0.1)	(2.0)	(2.0)	(1.7)

Income before income taxes	26.2	26.0	25.7	15.5	21.5	22.3	19.2	10.1
Income tax expense	(8.6)	(7.5)	(9.4)	(5.6)	(6.3)	(7.4)	(7.8)	(3.9)

Net income	17.6	18.5	16.3	9.9	15.2	14.9	11.4	6.2

The following table presents a reconciliation of adjusted EBITDA and free cash flows to net income, the most comparable GAAP measure and other financial data, for each of the quarters indicated. For additional information, refer to the discussion of adjusted EBITDA and free cash flow in Item 6 “Selected Consolidated Financial Data.”

	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx
	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
	(In thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income:
Net income	$18,316	$19,051	$16,557	$8,971	$12,551	$11,809	$8,523	$3,962
Interest and other expense, net	297	393	429	107	100	1,585	1,429	1,144
Income tax expense	9,032	7,711	9,470	5,132	5,256	5,914	5,807	2,526
Depreciation	3,657	3,341	3,188	3,264	3,418	2,751	2,740	2,864
Amortization	6,254	6,681	6,576	6,405	6,813	5,691	5,509	5,513
Stock-based compensation expense	3,107	2,942	2,201	1,725	1,528	1,275	1,262	1,004

Adjusted EBITDA	$40,663	$40,119	$38,421	$25,604	$29,666	$29,025	$25,270	$17,013

Capitalization of content databases	(5,784)	(4,673)	(4,204)	(5,747)	(5,340)	(3,393)	(2,349)	(2,792)
Purchases of property and equipment	(4,904)	(4,573)	(3,693)	(725)	(5,071)	(4,269)	(2,221)	(1,407)
Cash paid for interest	(133)	(107)	(111)	(115)	(117)	(1,051)	(476)	(1,001)
Cash paid for income taxes	—	(126)	(3,282)	(275)	(4,783)	(164)	(5,778)	(403)

Free cash flow	$29,842	$30,640	$27,131	$18,742	$14,355	$20,148	$14,446	$11,410

Stock-based compensation expense included in:
Cost of subscription revenues	$172	$127	$85	$62	$60	$57	$49	$28
Technology and development	1,493	1,375	911	776	654	550	490	397
Marketing and advertising	439	406	383	325	283	204	118	68
General and administrative	1,003	1,034	822	562	531	464	605	511

Total stock-based compensation expense	$3,107	$2,942	$2,201	$1,725	$1,528	$1,275	$1,262	$1,004

The following table presents our key business metrics for the eight quarters ended December 31, 2011.

	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx
	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
Key Business Metrics:
Total subscribers	1,702,563	1,701,322	1,672,319	1,615,169	1,394,910	1,376,974	1,310,562	1,211,978
Gross subscriber additions	219,886	273,979	321,687	424,531	202,509	251,738	290,589	279,100
Monthly churn	3.8%	4.2%	4.6%	3.7%	3.9%	4.0%	4.3%	3.3%
Subscriber acquisition cost	$107.88	$93.64	$81.23	$69.56	$96.87	$81.58	$74.04	$69.57
Average monthly revenue per subscriber	$18.38	$18.68	$18.88	$18.05	$17.78	$17.75	$18.02	$16.70

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and our revolving credit facility. At December 31, 2011, we had $139.0 million of total liquidity, comprised of $49.0 million in cash and cash equivalents and the ability to borrow $90.0 million under a three-year $100 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions. Cash equivalents at that date were comprised of money market funds. Note 2 of the accompanying Notes to our Consolidated Financial Statements describes further the composition of our cash and cash equivalents. Note 7 to our Consolidated Financial Statements describes further the terms of our credit facility. At December 31, 2011, we had $10.0 million outstanding under the credit facility, which we paid in full in January 2012.

At December 31, 2011, approximately $15.5 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our U.S. operations and were repatriated, we could be required to accrue and pay U.S. federal income taxes. However, we currently intend to reinvest these funds in managing our international operations, and do not anticipate a need to repatriate the funds for our U.S. operations.

Our primary uses of cash include operating costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases, equipment and business acquisitions, investments in new service offerings and technologies and Web hosting costs. We also use cash for other purposes including business acquisitions and repurchases of shares of our common stock, as we did in 2011 when we used $162.2 million for such repurchases. Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

•	the levels of advertising and promotion required to retain and acquire subscribers;

•	the development of new services and enhancement of functionality in our technology and tools;

•	market acceptance of our services;

•	the launch of additional services and improvement of our competitive position in the marketplace;

•	future stock repurchases by us;

•	the level of new content acquisition required to retain and acquire subscribers;

•	the expansion of our development, marketing and administrative organizations;

•	our engaging in additional business acquisitions;

•	amounts we must spend to integrate and operate acquired businesses;

•	the building of infrastructure necessary to support our growth; and

•	our relationships with subscribers and vendors.

Our expenditures have increased as our operations and personnel have grown, and we anticipate that our expenditures will continue to increase in the future. We also increased our investment in content databases in 2011, and we expect to continue to increase our investment in this category in 2012 as we digitize and index the 1940 U.S. Federal Census, the 1911 England Census and other content collections. We expect cash and cash equivalents on hand, cash flow from operations and our revolving credit facility will provide adequate funds for our currently anticipated operating and recurring cash needs (e.g., working capital and capital expenditures) for at least the next twelve months.

Summary cash flow information for cash and cash equivalents and short-term investments for 2011, 2010 and 2009 is set forth below. For the purpose of this cash flow analysis, we have included the purchase, maturity and sale of the highly liquid short-term investments, which we held during 2010 and 2009, and which we believe were readily convertible to cash on a short-term basis. We consider cash, cash equivalents and any short-term investments in evaluating our overall cash position.

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash and cash equivalents and short-term investments provided by (used in):
Operating activities	$131,032	$105,941	$67,604
Investing activities	(34,303)	(41,432)	(22,760)
Financing activities	(113,300)	(99,306)	15,348

Cash Flow Analysis

Net Cash Provided by Operating Activities

In 2011, net cash provided by operating activities was $131.0 million, an increase of $25.1 million compared to 2010. Net cash provided by operating activities consisted of net income of $62.9 million, adjustments for non-cash items of $43.4 million and the changes in operating assets and liabilities of $24.7 million. In 2011, this represented a $26.1 million increase in net income, a $0.4 million net decrease in non-cash adjustments and a $0.6 million net decrease in the changes in operating assets and liabilities over 2010. The increase in adjustments for non-cash items primarily consisted of a $4.1 million increase in depreciation and amortization due to increased investment in long-lived assets and a $4.9 million increase in stock-based compensation expense due to additional employee stock-based awards. These changes were partially offset by a $7.2 million decrease in deferred income taxes and a $2.2 million decrease in amortization of deferred financing costs due to our having terminated and paid in full our outstanding term loan in 2010. The decrease in the changes in operating assets and liabilities was primarily driven by a $12.3 million decrease in the change in accounts payable and other liabilities primarily due to the timing of cash receipts and payments. In addition, the change in other operating assets decreased $3.5 million primarily due to the prepayment of certain expenses and the timing of cash receipts. These decreases were offset by a $26.2 million increase in the change in our income tax position, including a $13.1 million increase in the change in the excess tax benefits due to the exercise of stock options. In addition, the change in deferred revenues increased $2.2 million primarily due to subscriber growth and changes in subscription package mix.

In 2010, net cash provided by operating activities was $105.9 million, an increase of $38.3 million compared to 2009. Net cash provided by operating activities consisted of net income of $36.8 million, adjustments for non-cash items of $43.8 million and the changes in operating assets and liabilities of $25.3 million. In 2010, this represented a $15.6 million increase in net income, an $8.1 million net increase in non-cash adjustments and a $14.7 million net increase in the changes in operating assets and liabilities over 2009. The increase in adjustments for non-cash items primarily consisted of a $1.1 million increase in depreciation and amortization due to increased investment in long-lived assets, a $5.7 million increase in deferred income taxes and a $1.6 million increase in amortization of deferred financing costs due to our having terminated and paid in full our outstanding term loan in 2010. These changes were partially offset by a $0.4 million decrease in stock-based compensation expense. The increase in the changes in operating assets and liabilities was primarily driven by a $16.3 million increase in the change in accounts payable and other liabilities primarily due to the timing of cash payments. In addition, deferred revenues increased $8.6 million primarily due to subscriber growth and changes in subscription package and duration mix during 2010. Our income tax position also increased $6.0 million, including a $12.9 million increase in the change in the excess tax benefits due to additional stock option exercises. In addition, the change in other operating assets decreased $3.3 million primarily due to the timing of cash receipts.

Net Cash Used in Investing Activities

In 2011, net cash used in investing activities totaled $34.3 million, a decrease of $7.1 million compared to 2010. In 2010, we used $14.6 million, net of acquired cash, to acquire businesses. As we had no business acquisitions in 2011, this resulting decrease was partially offset by a $6.5 million increase in our investment in content databases in 2011.

In 2010, net cash used in investing activities totaled $41.4 million, an increase of $18.7 million compared to 2009. In 2010, we used $14.6 million, net of acquired cash, to acquire businesses. In addition, we increased our investment in content databases by $4.5 million in 2010 compared to 2009.

Net Cash Provided by or Used in Financing Activities

In 2011, net cash used in financing activities totaled $113.3 million, an increase of $14.0 million compared to 2010. This increase was primarily due to a $137.2 million increase in repurchases of shares of common stock in 2011. This increase was substantially offset by a decrease in principal payments on long-term debt of $100.0 million compared to 2010 and a $13.1 million increase in excess tax benefits from stock-based compensation in 2011. In addition, we borrowed $10 million under our credit facility in December 2011.

In 2010, net cash used in financing activities totaled $99.3 million, a change of $114.7 million from cash provided by financing activities of $15.3 million in 2009. This increase in cash used in financing activities consisted primarily of principal payments on long-term debt, which increased $67.1 million primarily due to our paying in full our then-outstanding term loan and an increase in the repurchase of shares of our common stock of $24.9 million in 2010. In addition, in 2009, we received $47.8 million of net proceeds from our initial public offering. These uses of cash were partially offset by a $12.9 million increase in proceeds from the excess tax benefit from stock-based compensation and a $12.9 million increase in proceeds from the exercise of stock options for 2010 compared to 2009.

Contractual obligations

The following table summarizes our principal contractual obligations as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
		Payments Due by Period
		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Debt	$10,000	$10,000	$—	$—	$—
Operating leases	27,917	3,571	10,046	7,517	6,783
Co-location service agreement	3,291	3,291	—	—	—
Capital leases	429	379	50	—	—

Total contractual cash obligations(1)	$41,637	$17,241	$10,096	$7,517	$6,783

(1)	Amounts exclude uncertain tax position liability of $4.2 million, for which timing of payments are not determinable.

Outstanding purchase orders, which represent authorizations to purchase goods and services that are not legally binding, are not included in contractual obligations. We believe current cash balances, cash generated by future operating activities and cash available under our current credit facility will be sufficient to meet our contractual cash obligations and other operating cash requirements in 2012.

Debt

In December 2011, we borrowed $10.0 million of debt under our revolving credit facility, which we paid in full in January 2012. Our credit facility includes a $100 million revolving line of credit, a $5.0 million sublimit for the issuance of letters of credit and a $7.0 million sublimit for swingline loans and expires on September 9, 2013. Borrowings under the credit facility may be used to finance the on-going working capital needs of the company and its subsidiaries and for general corporate purposes, including permitted business acquisitions, capital expenditures and authorized share repurchases. The credit facility contains financial and other covenants, and we were in compliance with all of these covenants at December 31, 2011. Note 7 to our Consolidated Financial Statements describes further the terms of the credit facility.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards that eliminated the option to report other comprehensive income in the statement of stockholders’ equity and require companies to present the components of net income and other comprehensive income as either one continuous statement of comprehensive income or two separate but consecutive statements. The amended standards do not affect the reported amounts of comprehensive income. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. We adopted these standards on January 1, 2012 and the adoption did not have an impact on our financial results or disclosures, but will have an impact on the presentation of comprehensive income.

In May 2011, the FASB issued amended standards to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amended standards are to be applied prospectively for interim and annual periods beginning after December 15, 2011. We adopted these standards on January 1, 2012 and did not have a material effect on the company’s financial results or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business which currently are comprised primarily of foreign currency exchange rate and interest rate risks.

We have foreign currency exchange rate risks related to our revenues, operating expenses and cash and other account balances denominated in currencies other than the United States dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As a result, we pay the majority of our foreign currency expenses with cash generated from revenues earned in the relevant currency. In the event our foreign sales, expenses and cash and other account balances increase, our operating results and balance sheet may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we have not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk relating to our results of operations and account balances denominated in foreign currencies. However, it is difficult to predict the impact hedging activities would have on our results of operations.

In December 2011, we borrowed $10.0 million in debt under our revolving credit facility in connection with our stock repurchases. We paid in full the amount outstanding in January 2012. Due to the limited time this borrowing was outstanding, our exposure to interest rate risk was minimal. However, in the future we may borrow more money under our credit facility or for more extended periods. Interest rates under our credit facility are generally set at the prevailing London Interbank Offer Rate (“LIBOR”) plus a margin that fluctuates between 1.50% and 2.00%, as determined by our consolidated leverage ratio. If we borrow under our credit facility, our exposure to interest rate risk will increase as the amount we borrow increases. See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding our credit facility.

The carrying amount of cash and cash equivalents, trade receivables and other current assets approximates fair value due to the short-term maturities of these instruments. The fair values of all other financial instruments approximate their book values as the instruments are short-term in nature or contain market rates of interest.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ancestry.com Inc.

We have audited Ancestry.com Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ancestry.com Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ancestry.com Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ancestry.com Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 17, 2012

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers, our Audit Committee and its members and Audit Committee financial expert is incorporated by reference from the information contained under the caption “Proposal One: Election of Directors” in the Proxy Statement for our 2012 Annual Meeting of Stockholders. The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

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

The information required by this item with respect to the compensation of directors and executive officers is incorporated by reference from the information contained under the captions “Proposal One: Election of Directors — Compensation of Board of Directors” and “Executive Compensation” in the Proxy Statement for our 2012 Annual Meeting of Stockholders. The information required by this item with respect to the compensation committee interlocks and insider participation is incorporated by reference from the information contained under the caption “Proposal One: Election of Directors — Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under existing equity compensation plans (shares in thousands).

	September 30,		September 30,	September 30,
Plan Category	A Number of Securities to be Issued Upon exercise of Outstanding Options, Warrants and Rights		B Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	5,234	(1)	$8.43	4,008	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	5,234		$8.43	4,008

(1)	Consists of awards granted under the 2009 Stock Incentive Plan, the Generations Holding, Inc. 2008 Stock Purchase and Option Plan, the MyFamily.com, Inc. 2004 Stock Plan, the MyFamily.com, Inc. Executive Stock Plan and the MyFamily.com, Inc. 1998 Stock Plan.

(2)	The 2009 Stock Incentive Plan is subject to an automatic annual increase on the first day of each fiscal year by a number of shares of common stock equal to 4% of the number of outstanding shares of common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares of common stock prescribed by the board of directors with respect to a particular year. It is also subject to increase by the number of shares that cease to be subject to awards under the other option and incentive plans (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares of common stock).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from information contained under the caption “Related Party Transactions” in the Proxy Statement for our 2012 Annual Meeting of Stockholders. The information required by this item with respect to director independence is incorporated by reference from information contained under the caption “Proposal One: Election of Directors — Director Independence” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Proposal Three: Ratification of the Appointment of Ernst & Young, LLP (“Ernst & Young”) as Our Independent Registered Public Accounting Firm for the Fiscal Year Ended December 31, 2012” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-160986	Nov. 2, 2009	3.2

3.2	Amended and Restated Bylaws	8-K	001-34518	Feb. 15, 2012	3.1

4.1	Form of Common Stock Certificate	S-1/A	333-160986	Oct. 6, 2009	4.1

4.2	Registration Rights Agreement, dated December 5, 2007, by and among Generations Holding, Inc., certain Spectrum Group Stockholders and certain Other Stockholders.	S-1/A	333-160986	Sept. 15, 2009	10.14

4.3	Amendment No. 1, dated October 28, 2010, to Registration Rights Agreement, by and among Ancestry.com Inc. (formerly known as Generations Holding, Inc.), certain Spectrum Group Stockholders and certain Other Stockholders, dated December 5, 2007.	10-Q	001-34518	Nov. 2, 2010	4.2

4.4	Registration Rights Agreement, dated October 20, 2010, by and among Century Capital Partners II, L.P., Canopy Ventures I, L.P. and certain other Stockholders of iArchives, Inc.	10-Q	001-34518	Nov. 2, 2010	4.1

10.1†	MyFamily.com, Inc. 1998 Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.1

10.2†	MyFamily.com, Inc. 2004 Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.2

10.3†	MyFamily.com, Inc. Executive Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.3

10.4†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan.	S-1/A	333-160986	Sept. 15, 2009	10.4

10.5†	Amendment No. 1 to Generations Holding, Inc. 2008 Stock Purchase and Option Plan.	10-K	001-34518	March 8, 2011	10.5

10.6†	Ancestry.com Inc. 2009 Stock Incentive Plan.	S-1/A	333-160986	Sept. 15, 2009	10.5

10.7†	Amendment No. 1 to Ancestry.com Inc. 2009 Stock Incentive Plan.	10-K	001-34518	March 8, 2011	10.7

10.8†	MyFamily.com, Inc. 1998 Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

10.9 †	MyFamily.com, Inc. 2004 Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.7

10.10†	MyFamily.com, Inc. Executive Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.8

10.11†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.9

10.12†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement for Non-U.S. Employees.	S-1/A	333-160986	Sept. 15, 2009	10.10

10.13†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Restricted Stock Units.	10-Q	001-34518	May 7, 2010	10.1

10.14†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Restricted Stock.	10-Q	001-34518	May 7, 2010	10.2

10.15†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Nonqualified Stock Option.	S-1/A	333-160986	Sept. 15, 2009	10.12

10.16†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Incentive Stock Options.	S-1/A	333-160986	Sept. 15, 2009	10.13

10.17†	Ancestry.com Inc. Description of 2011 Performance Incentive Program.	10-Q	001-34518	May 3, 2011	10.5

10.18	Stockholders Agreement, by and among Generations Holding, Inc., certain Spectrum Group Stockholders and certain Other Stockholders, dated December 5, 2007.	S-1/A	333-160986	Sept. 15, 2009	10.15

10.19	Stock Purchase Agreement dated May 9, 2011, among Ancestry.com Inc., Timothy Sullivan, and affiliates of Spectrum Equity Investors V, L.P.	8-K	001-34518	May 11, 2011	10.1

10.20	Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.	10-Q	001-34518	Nov. 2, 2010	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

10.21	First Amendment, dated as of April 8, 2011, to Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.	10-Q	001-34518	May 3, 2011	10.1

10.22	Second Amendment, dated as of June 10, 2011, to Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.	10-Q	001-34518	Aug. 2, 2011	10.2

10.23	Third Amendment, dated as of September 30, 2011, to Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.	10-Q	001-34518	Nov. 1, 2011	10.1

10.24	Joinder Agreement, dated as of January 26, 2011, by and between iArchives, Inc. and Bank of America, N.A.	10-K	001-34518	March 8, 2011	10.20

10.25	Joinder Agreement, dated as of April 28, 2011, by and between Ancestry.com DNA LLC and Bank of America, N.A.	10-Q	001-34518	Aug. 2, 2011	10.3

10.26†	Form of Indemnification Agreement to be entered into with each director, the CEO, CFO and the GC.	S-1/A	333-160986	Oct. 20, 2009	10.19

10.27†	Employment Letter by and between Timothy Sullivan and Ancestry.com Inc., dated April 6, 2011.	10-Q	001-34518	May 3, 2011	10.2

10.28†	Employment Letter by and between Howard Hochhauser and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.21

10.29†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated July 20, 2009, between Howard Hochhauser and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.4

10.30†	Employment Letter by and between Joshua Hanna and Ancestry.com Inc., dated July 22, 2010.	10-Q	001-34518	Nov. 2, 2010	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

10.31 †	Amendment No. 1, dated April 22, 2011, to Employment Letter dated July 22, 2010, between Joshua Hanna and Ancestry.com Inc.	10-Q	001-34518	May 3, 2011	10.3

10.32 †	Employment Letter by and between William Stern and Ancestry.com Inc., dated June 29, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.24

10.33 †	Amendment No. 1, dated July 22, 2010, to Offer Letter dated June 29, 2009, between William Stern and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.6

10.34 †	Employment Letter by and between Eric Shoup and Ancestry.com Inc., dated March 30, 2010.	10-K	001-34518	March 8, 2011	10.34

10.35 †	Amendment No. 1, dated July 22, 2010, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-K	001-34518	March 8, 2011	10.35

10.36 †	Amendment No. 2, dated April 26, 2011, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-Q	001-34518	May 3, 2011	10.4

10.37 †	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Nonqualified Stock Options for Non-Employee Directors.	S-1/A	333-160986	Nov. 2, 2009	10.28

10.38 †	Generations Holdings, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement for non-employee Directors.	S-1/A	333-160986	Nov. 2, 2009	10.29

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

†	Indicates a management contract or compensatory plan

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ancestry.com Inc.

We have audited the accompanying consolidated balance sheets of Ancestry.com Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ancestry.com Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ancestry.com Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 17, 2012

ANCESTRY.COM INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands, except par value data)
ASSETS
Current assets:
Cash and cash equivalents	$48,998	$65,519
Restricted cash	1,702	2,476
Accounts receivable, net of allowances of $527 and $406 at December 31, 2011 and 2010, respectively	7,599	6,990
Income tax receivable	1,763	8,094
Deferred income taxes	4,823	3,873
Prepaid expenses and other current assets	7,945	9,243

Total current assets	72,830	96,195
Property and equipment, net	21,701	21,252
Content databases, net	76,646	65,418
Intangible assets, net	17,594	34,281
Goodwill	302,422	303,374
Other assets	2,656	1,666

Total assets	$493,849	$522,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,817	$9,451
Accrued expenses	34,725	36,978
Deferred revenues	108,654	89,301
Debt	10,000	—

Total current liabilities	163,196	135,730
Deferred income taxes	14,925	20,571
Other long-term liabilities	5,219	2,018

Total liabilities	183,340	158,319
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 175,000 shares authorized; 47,898 shares issued and 42,793 shares outstanding at December 31, 2011 and 45,179 shares issued and outstanding at December 31, 2010	48	45
Additional paid-in capital	374,948	328,957
Treasury stock, at cost; 5,105 and zero shares at December 31, 2011 and 2010, respectively	(162,168)	—
Accumulated other comprehensive income	564	643
Retained earnings	97,117	34,222

Total stockholders’ equity	310,509	363,867

Total liabilities and stockholders’ equity	$493,849	$522,186

See accompanying notes to consolidated financial statements

ANCESTRY.COM INC.

CONSOLIDATED STATEMENTS OF INCOME

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Revenues:
Subscription revenues	$377,364	$281,670	$207,707
Product and other revenues	22,297	19,261	17,195

Total revenues	399,661	300,931	224,902
Costs of revenues:
Cost of subscription revenues	58,292	46,409	40,183
Cost of product and other revenues	8,216	5,698	6,140

Total cost of revenues	66,508	52,107	46,323

Gross profit	333,153	248,824	178,579
Operating expenses:
Technology and development	58,245	42,296	36,236
Marketing and advertising	122,997	94,573	61,625
General and administrative	39,734	35,390	32,540
Amortization of acquired intangible assets	16,711	15,959	16,217

Total operating expenses	237,687	188,218	146,618

Income from operations	95,466	60,606	31,961
Interest and other expense, net	(1,226)	(4,258)	(5,326)

Income before income taxes	94,240	56,348	26,635
Income tax expense	(31,345)	(19,503)	(5,340)

Net income	$62,895	$36,845	$21,295

Net income per common share
Basic	$1.41	$0.85	$0.55

Diluted	$1.29	$0.76	$0.51

Weighted average common shares outstanding
Basic	44,756	43,592	38,930

Diluted	48,665	48,722	41,533

See accompanying notes to consolidated financial statements

ANCESTRY.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance as of January 1, 2009	38,217	$38	$218,669	—	$—	$—	$1,081	$219,788
Exercise of stock options, net	143	—	620	—	—	—	—	620
Issuance of common stock, net of costs	4,074	4	47,754	—	—	—	—	47,758
Income tax benefit from stock option exercises	—	—	45	—	—	—	—	45
Stock-based compensation	—	—	5,525	—	—	—	—	5,525
Repurchase of common stock	(18)	—	(100)	—	—	—	—	(100)
Comprehensive income:
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	(41)	—	(41)
Net income	—	—	—	—	—	—	21,295	21,295
Total comprehensive income	—	—	—	—	—	—	—	21,254

Balance as of December 31, 2009	42,416	$42	$272,513	—	$—	$(41)	$22,376	$294,890
Exercise of stock options, net	2,750	3	13,501	—	—	—	—	13,504
Issuance of common stock for business acquisition, net of costs	1,022	1	24,530	—	—	—	—	24,531
Income tax benefit from stock option exercises	—	—	13,336	—	—	—	—	13,336
Stock-based compensation	—	—	5,077	—	—	—	—	5,077
Repurchase of common stock	(1,009)	(1)	—	—	—	—	(24,999)	(25,000)
Comprehensive income:
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	41	—	41
Foreign currency translation adjustment	—	—	—	—	—	643	—	643
Net income	—	—	—	—	—	—	36,845	36,845
Total comprehensive income	—	—	—	—	—	—	—	37,529

Balance as of December 31, 2010	45,179	$45	$328,957	—	$—	$643	$34,222	$363,867
Shares issued from the exercise and vesting of stock-based awards, net	2,719	3	12,824	—	—	—	—	12,827
Income tax benefit from stock option exercises	—	—	23,140	—	—	—	—	23,140
Stock-based compensation	—	—	10,027	—	—	—	—	10,027
Repurchase of common stock	—	—	—	(5,105)	(162,168)	—	—	(162,168)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(79)	—	(79)
Net income	—	—	—	—	—	—	62,895	62,895
Total comprehensive income	—	—	—	—	—	—	—	62,816

Balance as of December 31, 2011	47,898	$48	$374,948	(5,105)	$(162,168)	$564	$97,117	$310,509

See accompanying notes to consolidated financial statements

ANCESTRY.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities:
Net income	$62,895	$36,845	$21,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,450	11,773	10,936
Amortization of content databases	9,205	7,579	6,997
Amortization of acquired intangible assets	16,711	15,947	16,217
Amortization of deferred financing costs	278	2,438	862
Deferred income taxes	(6,220)	975	(4,763)
Stock-based compensation expense	9,975	5,069	5,474
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(609)	(419)	(705)
Restricted cash	774	(295)	4,391
Other assets	(4,235)	128	(1,012)
Income taxes, net	33,649	7,494	1,456
Accounts payable and other liabilities	1,876	14,223	(2,032)
Excess tax benefits from stock-based compensation	(26,041)	(12,948)	(45)
Deferred revenues	19,324	17,132	8,533

Net cash provided by operating activities	131,032	105,941	67,604
Investing activities:
Capitalization of content databases	(20,408)	(13,874)	(9,398)
Purchases of property and equipment	(13,895)	(12,968)	(13,362)
Acquisitions of businesses, net of cash acquired	—	(14,631)	—
Purchases of short-term investments	—	(7,193)	(33,372)
Proceeds from sale and maturity of short-term investments	—	40,565	—

Net cash used in investing activities	(34,303)	(8,101)	(56,132)
Financing activities:
Proceeds from exercise of stock options	13,881	13,504	620
Taxes paid related to net share settlement of stock-based awards	(1,054)	—	—
Proceeds from issuance of common stock	—	—	47,758
Proceeds from debt	10,000	—	—
Principal payments on debt	—	(100,025)	(32,975)
Deferred financing costs from issuance of credit facility	—	(733)	—
Excess tax benefits from stock-based compensation	26,041	12,948	45
Repurchases of common stock	(162,168)	(25,000)	(100)

Net cash provided by (used in) financing activities	(113,300)	(99,306)	15,348

Effect of changes in foreign currency exchange rates on cash and cash equivalents	50	44	—
Net increase (decrease) in cash and cash equivalents	(16,521)	(1,422)	26,820
Cash and cash equivalents at beginning of period	65,519	66,941	40,121

Cash and cash equivalents at end of period	$48,998	$65,519	$66,941

Supplemental disclosures of cash flow information:
Cash paid for interest	$466	$2,645	$7,740
Cash paid for income taxes	3,683	11,128	11,472
Supplemental disclosures of non-cash investing and financing activities:
Capitalization of stock-based compensation	52	8	5
Issuance of common stock for business acquisition	—	24,568	—

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

Basis of Presentation

The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a significant impact on the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

The company evaluates its estimates continually to determine their appropriateness, including testing goodwill for impairment, recoverability of long-lived assets, income taxes, the estimated useful lives of the company’s intangible assets, including content databases, determination of fair value of stock options included in stock-based compensation expense and allowances for sales returns and uncollectible accounts receivable. The company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded within the consolidated financial statements.

Revenue Recognition

In general, the company recognizes revenue related to sales of subscriptions, products and services when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Subscription revenues are derived by providing access to the company’s various Web sites. Subscription revenues are recognized ratably over the subscription period, ranging from one month to one year, net of estimated cancellations. Subscription fees are collected primarily from credit cards through the company’s Web sites at the beginning of the subscription period. Deferred revenues represent the amounts received from customers for subscriptions and gift subscriptions for which the performance obligation has not been fulfilled. Deferred revenues are expected to be recognized within one year based on subscription durations.

Product and other revenues are generated from sales of desktop software, DNA testing services, document digitization services, physical delivery of historical vital records (birth, marriage and death certificates), genealogical research services and other products and services. Sales of desktop software and other products sold directly from the company’s Web site are recognized upon shipment, net of estimated returns, provided that collectability is reasonably assured and there are no significant performance obligations. Service revenues are recognized upon completion of the services. Shipping fees billed to customers are included in product and other revenues, and related shipping costs are included in cost of product and other revenues.

Sales of desktop software sold in the retail channel contain multiple elements, including a subscription to access the company’s online content, and revenue is allocated to the elements based on a relative selling price method. Generally, the selling price for each deliverable is determined by vendor specific objective evidence (“VSOE”), if it exists, for the sale of each element on a standalone basis, if it exists; otherwise third-party evidence of the selling price is used. Where neither VSOE or third-party evidence exists for a given element, management’s best estimate of the selling price is used. The subscription element is recognized over its estimated subscription period and other product elements are recognized upon shipment of the product or completion of the service.

The company maintains a revenue reserve for future subscription cancellations and product returns based on historical trends and data specific to each reporting period. The historical cancellation and returns rates are applied to the current period’s revenues as a basis for estimating future returns. Actual customer subscription cancellations and product returns are charged against this reserve or against deferred revenue to the extent that revenue has not yet been recognized. This reserve has been reflected as a reduction of revenue and accounts receivable.

The following table summarizes the activity for the revenue reserve (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$406	$472	$394
Amount reserved against revenue	2,356	1,576	1,472
Actual returns	(2,235)	(1,642)	(1,394)

Balance at end of period	$527	$406	$472

In certain sales transactions, the company is required to collect and remit sales and other value-added taxes. The company accounts for these taxes on a net basis and such taxes are not included in revenues on the consolidated statements of income.

Cost of Revenues

Cost of subscription revenues consists of Web server operating costs, personnel-related costs of Web support and subscriber services employees, credit card processing fees, amortization of content databases and royalty costs on certain content licensed from others.

Cost of product and other revenues consist of direct costs of products sold, personnel-related costs of digitization services and genealogical research employees, DNA testing service costs, shipping costs and credit card processing fees.

Certain Risks and Concentrations

Financial instruments that potentially subject the company to credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are comprised of money market funds. Accounts receivable are unsecured and include receivables from businesses and individual customers. No one customer accounted for more than 10% of the company’s revenues during the years ended December 31, 2011, 2010 or 2009. Two customers accounted for 17% and 10% of accounts receivable at December 31, 2011 and two customers accounted for 17% and 12% of accounts receivable at December 31, 2010. The customers that accounted for more than 10% of the company’s accounts receivable balances, which are not material as a percentage of revenues, are businesses with extended payment terms that are responsible for the sale of various company services and products.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash consists principally of cash held in escrow from acquisitions and cash held in an escrow account as collateral for the company’s credit card processor.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest-bearing. Accounts receivable consists of credit card charges authorized but not fully processed by the company’s credit card processors and receivables from businesses with extended payment terms responsible for the sale of various company services and products. The company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. Allowances are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reserved, allowances are provided based upon a percentage of aged outstanding invoices. In determining these percentages, the company analyzes its historical collection experience and current economic trends. The allowance for doubtful accounts was de minimis for the years ended December 31, 2011 and 2010.

Inventory

Net inventory was $0.5 million and $0.1 million at December 31, 2011 and 2010, respectively. Inventory consists primarily of DNA testing materials and packaged software. Inventory is classified as finished goods and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The company maintains an allowance for excess and obsolete inventory based on historical product sales and current inventory levels. Inventory is included in prepaid expenses and other current assets on the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are three years for computer equipment, purchased software and furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets, generally five years. Repairs and maintenance costs are expensed as incurred. Major renewals and improvements that extend the useful lives of existing assets are capitalized and depreciated over their estimated useful lives. Amortization of assets acquired subject to capital leases is included in depreciation expense.

Content Databases

Content databases consist of historical records that have been digitized and indexed to allow subscribers to search and view the content online, and include the costs to acquire or license the historical records, costs incurred by company employees or by third parties to scan, key and index the content and the fair value allocated to content databases in business acquisitions. The company amortizes content databases on a straight-line basis over ten years after the content is released for viewing on the company’s Web sites. The amortization expense associated with content databases is included in cost of subscription revenues in the consolidated statements of income. Costs to renew or extend the term of licensed content databases are expensed as incurred.

Software Development Costs

Software development costs associated with software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized. To date, costs incurred between the establishment of technological feasibility and the point at which the product is ready for general release have been insignificant. Accordingly, the company has generally charged such costs to technology and development in the period incurred.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but rather tested for impairment at least annually or more frequently if events or changes in circumstances indicate that they may be impaired. The company conducts its annual impairment test in the fourth quarter based on a single reporting unit. Impairment is recognized when the fair value of goodwill is less than the carrying value. The annual evaluation of the company’s goodwill resulted in no impairment loss for the years ended December 31, 2011, 2010 and 2009.

Intangible Assets

The company amortizes its finite lived intangible assets over their estimated useful lives, ranging from 1 to 6 years using methods which approximate the pattern in which the underlying economic benefits are consumed.

Recoverability of Long-Lived Assets

The company reviews content databases, property and equipment and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount that the carrying value of the asset or group of assets exceeds its fair value. There were negligible impairment losses recognized in the years ended December 31, 2011, 2010 and 2009.

Income Taxes

The company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryovers. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.

The company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The company recognizes interest related to uncertain tax positions in income tax expense.

Foreign Currency

The company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The financial statements of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for the period for revenues and expenses. These translation gains and losses are included in accumulated other comprehensive income (loss) and were approximately $(0.1) million and $0.6 million for the years ended December 31, 2011 and 2010, respectively. The company had no foreign subsidiaries whose functional currency was the local currency in the year ended December 31, 2009.

The financial statements of foreign subsidiaries whose functional currency is the U.S. dollar are remeasured into U.S. dollars using period-end or historical exchange rates for assets and liabilities and average exchange rates for the period for revenues and expenses. Net foreign currency remeasurement gains and (losses) are included in interest and other expense, net in the accompanying consolidated statements of income and were approximately $(0.8) million, $(0.1) million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Net gains and (losses) related to foreign currency transactions are included in interest and other expense, net in the accompanying consolidated statements of income and were insignificant for the years ended December 31, 2011, 2010 and 2009.

Comprehensive Income (Loss)

For the years ended December 31, 2011, 2010 and 2009, other comprehensive income (loss) includes translation gains and losses related to foreign subsidiaries whose functional currency is the local currency and unrealized gains and losses on short-term available-for-sale investments.

Stock-Based Compensation

The company has stock-based compensation plans which allow for the issuance of stock-based awards, including stock options, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) to employees, officers, directors and consultants. Stock-based compensation expense is recorded by amortizing the fair value of each stock-based award expected to vest over the requisite service or performance period.

The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires various assumptions including fair value of the underlying stock, volatility, expected option life, risk-free interest rate and expected dividends. The fair value of both RSUs and PSUs is based on the closing price of the company’s common stock on the date of grant. In addition, assumptions are made regarding the rate of forfeiture of stock-based awards prior to vesting. The company estimates forfeiture rates based on historical forfeitures of its stock options and RSUs. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly. If any of the assumptions used in estimating the fair value of awards change significantly or the actual forfeiture rate is different than the estimate, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Each RSU and PSU represents a contingent right to one share of the company’s common stock. Shares for RSUs and PSUs are issued on their respective vesting dates, generally, net of the minimum statutory tax withholding requirements to be paid by the company on behalf of its employees. As a result, the actual number of shares issued will generally be fewer than the actual number of RSUs and PSUs outstanding.

PSUs vest subject to the achievement of certain predetermined performance goals and employment over the requisite service period. If a performance goal is not met or is not expected to be met, no compensation expense is recognized on the number of the PSUs that are not expected to vest, and any previously recognized compensation expense on those PSUs is reversed in the period that expectations change.

Treasury Stock

Treasury stock is recorded under the cost method. No treasury stock has been re-issued.

Leases

Leases are categorized at their inception as either operating or capital leases. Lease costs, including any rent holidays or other incentives, are recognized on a straight-line basis over the term of the lease.

External Marketing and Advertising

External marketing and advertising costs are expensed as incurred. Total external marketing and advertising expenses for the years ended December 31, 2011, 2010 and 2009 were approximately $106.4 million, $82.5 million and $50.8 million, respectively.

Research and Development

All expenditures for research and development are charged to technology and development expense as incurred.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards that eliminated the option to report other comprehensive income in the statement of stockholders’ equity and require companies to present the components of net income and other comprehensive income as either one continuous statement of comprehensive income or two separate but consecutive statements. The amended standards do not affect the reported amounts of comprehensive income. In December 31, 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The company adopted these standards on January 1, 2012 and the adoption will not impact the company’s financial results or disclosures, but will have an impact on the presentation of comprehensive income.

In September 2011, the FASB issued amended standards to allow entities the option to first perform a qualitative assessment as to whether goodwill impairment indicators exist, before undertaking the existing two-step test. The objective of the qualitative assessment is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not, the two-step test must still be performed. The amended standards are intended to reduce costs of evaluating annual goodwill impairment. These amended standards are to be applied for annual periods beginning after December 15, 2011, with early adoption permitted. The company elected to early adopt these standards in the year ended December 31, 2011, and the adoption did not have a material impact on the company’s financial results or disclosures.

In May 2011, the FASB issued amended standards to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amended standards are to be applied prospectively for interim and annual periods beginning after December 15, 2011. The company adopted these standards on January 1, 2012 and the impact is not material to the company’s financial results or disclosures.

In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables. The new standards permit entities to use management’s best estimate of selling price to value individual deliverables when those deliverables do not have VSOE of fair value or when third-party evidence of selling price is not available. Additionally, these new standards modify the manner in which the selling price is allocated across the separately identified deliverables by no longer permitting the residual method of allocating the selling price. The new standards were to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of these standards on January 1, 2011 did not have a material impact on the company’s financial results or disclosures.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Cash	$25,811	$12,687
Cash equivalents:
Money market funds	23,187	52,832

Total cash and cash equivalents	$48,998	$65,519

3. FAIR VALUE MEASUREMENTS

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, accounting guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

Cash equivalents are classified within Level 1 due to readily available market prices in an active market. There were no movements between fair value measurement levels of the company’s cash equivalents and short-term investments during 2011 and 2010. The following table summarizes the financial instruments of the company at fair value based on the valuation approach applied to each class of security as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,
Fair Value Measurement at Reporting Date Using
Significant
		Quoted Prices in	Other	Significant
	Balance at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$23,187	$23,187	$—	$—

Total assets	$23,187	$23,187	$—	$—

The following table summarizes the financial instruments of the company at fair value based on the valuation approach applied to each class of security as of December 31, 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,
Fair Value Measurement at Reporting Date Using
Significant
		Quoted Prices in	Other	Significant
	Balance at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$52,832	$52,832	$—	$—

Total assets	$52,832	$52,832	$—	$—

The carrying amounts at December 31, 2011 and 2010 for accounts receivable and accounts payable approximated their fair values because of the immediate or short-term maturities of these financial instruments. The carrying value of debt approximated its fair value based on interest rates available to the company for debt with similar terms at December 31, 2011. At December 31, 2010, the company had no debt outstanding.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands, except estimated useful lives):

	September 30,	September 30,	September 30,
	Estimated
	Useful	December 31,
	Lives	2011	2010
Computer equipment	3 years	$49,437	$40,672
Purchased software	3 years	12,265	11,696
Furniture and fixtures	3 years	2,510	1,342
Leasehold improvements	5 years	3,170	1,055

		67,382	54,765
Accumulated depreciation and amortization		(45,681)	(33,513)

		$21,701	$21,252

5. CONTENT DATABASES

Content databases consisted of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Content databases	$87,220	$72,628
Content databases not yet placed in service	19,921	14,093

Gross content databases	107,141	86,721
Accumulated amortization	(30,495)	(21,303)

Content databases, net	$76,646	$65,418

The following schedule summarizes the future expected amortization expense of content databases as of December 31, 2011 for the years indicated (in thousands):

September 30,
Years Ending December 31,
2012	$9,564
2013	8,676
2014	7,876
2015	7,198
2016	6,516

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Subscriber relationships and contracts	$39,110	$(32,297)	$6,813	$39,144	$(26,965)	$12,179
Core technology	26,261	(23,743)	2,518	26,265	(17,052)	9,213
Trademarks and trade names	26,011	(17,748)	8,263	26,115	(13,284)	12,831
Other intangible assets	—	—	—	120	(62)	58

Intangible assets	$91,382	$(73,788)	$17,594	$91,644	$(57,363)	$34,281

The following schedule summarizes the future expected amortization expense of acquired intangible assets as of December 31, 2011 (in thousands):

September 30,
Years Ending December 31,
2012	$9,558
2013	7,816
2014	220
2015	—
2016	—

Total future expected amortization expense	$17,594

The changes in the carrying amounts of goodwill during the year ended December 31, 2011 were as follows (in thousands):

September 30,
Balance at December 31, 2010	$303,374
Tax benefit from the exercise of vested stock awards of the company’s predecessor	(801)
Other goodwill adjustments	(151)

Balance at December 31, 2011	$302,422

7. DEBT

In December 2011, the company borrowed against its Credit Facility, as defined below, for an amount of $10.0 million in conjunction with the company’s stock repurchase program. The borrowed amount was paid in full in January 2012.

In September 2010, the company entered into a $100.0 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions (the “Credit Facility”). The Credit Facility includes a $5.0 million sublimit for the issuance of letters of credit and a $7.0 million sublimit for swingline loans. The Credit Facility has a maturity date of September 9, 2013 and is secured by a first-priority security interest in all of the capital stock of the company’s wholly-owned domestic subsidiaries and 65% of the capital stock in the company’s material foreign subsidiaries, as well as the currently owned and hereafter acquired real and personal property assets of the company and its wholly-owned domestic subsidiaries. Borrowings under the Credit Facility may be used to finance the on-going working capital needs of the company and its subsidiaries and for general corporate purposes, including permitted business acquisitions and capital expenditures.

The Credit Facility contains financial and other covenants, including but not limited to, limitations on indebtedness, liens, mergers, asset sales, dividends and other payments in respect of equity interests, capital expenditures, investments and affiliate transactions (subject to qualifications and baskets), as well as the maintenance of a minimum fixed charge coverage ratio and a maximum senior secured leverage ratio. A violation of these covenants or the occurrence of certain other events could result in a default permitting the termination of the lenders’ commitments under the Credit Facility and/or the acceleration of any debt amounts then outstanding. The company was in compliance with all financial and other covenants at December 31, 2011 and 2010.

Under the terms of the Credit Facility, the company may elect that the debts comprising each borrowing bear interest generally at a rate equal to (i) London Interbank Offer Rate (“LIBOR”) plus a margin that fluctuates between 1.50% and 2.00%, as determined by the company’s Consolidated Leverage Ratio (as defined in the Credit Facility) as set forth in the company’s most recently delivered compliance certificate or (ii) the Base Rate (defined as a rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Bank of America prime rate and (c) the Eurodollar rate plus 1.00%), plus a margin that fluctuates between 0.50% and 1.00%, as determined by the company’s Consolidated Leverage Ratio as set forth in its most recently delivered compliance certificate (the “Base Rate Applicable Margin”). Each swingline loan will bear interest at the Base Rate plus the Base Rate Applicable Margin. In addition, the company will pay a commitment fee of 0.40% on any unused portions of the facility and a letter of credit fee that fluctuates between 1.50% and 2.00%, as determined by the company’s Consolidated Leverage Ratio as set forth in its most recently delivered compliance certificate.

Debt financing costs of $0.7 million were incurred in connection with the Credit Facility. These costs were deferred in other long-term assets on the balance sheet and are amortized to interest expense over the period of the Credit Facility. At December 31, 2011, the unamortized debt financing costs were $0.4 million.

In September 2010, the company terminated and paid in full the $76.2 million of debt then outstanding under a secured credit facility with a number of financial institutions for borrowings up to $150.0 million, including a term loan of $140.0 million and revolving commitment of up to $10.0 million. The remaining unamortized debt financing costs at termination of $1.3 million were charged to interest expense upon termination in 2010.

8. NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per common share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed vesting and exercise or settlement of stock-based awards using the treasury stock method.

The following table sets forth the computations of basic and diluted net income per common share (in thousands, except per share data):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Basic net income per common share:
Net income	$62,895	$36,845	$21,295
Shares used in computation:
Weighted-average common shares outstanding	44,756	43,592	38,930

Basic net income per common share	$1.41	$0.85	$0.55

Diluted net income per common share:
Net income	$62,895	$36,845	$21,295
Shares used in computation:
Weighted-average common shares outstanding	44,756	43,592	38,930
Dilutive stock-based awards	3,909	5,130	2,603

Weighted-average number of diluted common shares	48,665	48,722	41,533

Diluted net income per common share	$1.29	$0.76	$0.51

The computations of diluted net income per common share for the years ended December 31, 2011, 2010 and 2009 excluded 0.6 million, 0.6 million and 1.3 million shares, respectively, as their impact was anti-dilutive.

9. STOCKHOLDERS’ EQUITY

Share Repurchases

In the years ended December 31, 2011 and 2010, the company repurchased a total of approximately 6.1 million shares of the company’s common stock for an aggregate of $187.2 million. Share repurchases in 2011 were recorded as treasury stock at cost and share repurchases in 2010 were recorded as a reduction to common stock and retained earnings. At December 31, 2011, $12.8 million remained authorized for repurchases of common stock under the most recent board of directors’ authorization. The following table summarizes share repurchases by board of directors’ authorization for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011		2010
Share Repurchase Authorizations	Shares	Amounts	Shares	Amounts
October 2011 share repurchase authorization for $50.0 million	1,591	$37,168	—	$—
April 2011 share repurchase authorization for $125.0 million	3,514	125,000	—	—
September 2010 share repurchase authorization for $25.0 million	—	—	1,009	25,000

Total share repurchases	5,105	$162,168	1,009	$25,000

Repurchases under the April 2011 and September 2010 authorizations included the repurchases of approximately 1.2 million shares for $50.0 million and approximately 1.0 million shares for $25.0 million, respectively, from affiliates of Spectrum Equity V, L.P. and the company’s chief executive officer. All other repurchases were completed in the open market.

Common Stock

The company has 175.0 million authorized shares of common stock. At December 31, 2011, the company had 47.9 million shares issued and 42.8 million shares outstanding. At December 31, 2010, the company had 45.2 million shares issued and outstanding. On November 4, 2009, the SEC declared effective the company’s Registration Statement on Form S-1 for an initial public offering. The offering commenced immediately thereafter and was completed on November 10, 2009 at a price of $13.50 per share. The company registered and sold 4.1 million shares of common stock for an aggregate purchase price of $55.0 million. The net offering proceeds received by the company after deducting total estimated expenses were $47.8 million. The company’s estimated expenses incurred of $7.2 million consisted of $3.8 million in underwriting discounts, fees and commissions and $3.4 million in other offering expenses.

Preferred Stock

The company has 5.0 million authorized shares of preferred stock that is issuable in series. At December 31, 2011 and 2010, the company has not issued or designated any series or preferences associated with the preferred stock.

10. STOCK-BASED AWARDS

In July 2009, the company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan was effective upon the consummation of the company’s initial public offering on November 10, 2009. At December 31, 2011, awards of up to 4.0 million shares were available to be granted under the 2009 Plan. The 2009 Stock Plan is subject to automatic annual increase on the first day of each fiscal year by a number of shares of common stock equal to 4% of the number of outstanding shares of common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares of common stock prescribed by the board of directors with respect to a particular year. It is also subject to increase by the number of shares that cease to be subject to awards under the other option and incentive plans (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares of common stock).

The company also maintains the Generations Holding, Inc. Stock Purchase and Option Plan, the 2004 Stock Option Plan, the Executive Stock Plan and the 1998 Stock Option Plan as amended in 2002. Under these plans the company had reserved 4.5 million shares of common stock for future issuance at December 31, 2011. The company is restricted from issuing additional awards under these plans. All awards granted pursuant to these plans have a term not greater than ten years from the date of grant.

Stock Options

All the plans provide for stock options to be granted to employees, officers, directors and consultants. Options issued during 2011 primarily vest over five years, with 1/3 of the options becoming exercisable three years after the grant date and 1/3 of the options becoming exercisable each year thereafter. The plans’ stock option activity for the year ended December 31, 2011 was as follows:

	September 30,	September 30,	September 30,	September 30,
			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise	Term	Price
	(In thousands)	Price	(In years)	(In thousands)
Outstanding at December 31, 2010	7,792	$6.07
Granted	315	38.96
Exercised	(2,658)	5.30
Canceled	(215)	6.16

Outstanding at December 31, 2011	5,234	8.43	5.9	$81,078

Exercisable at December 31, 2011	3,991	5.67	5.3	69,020
Vested and expected to vest at December 31, 2011	5,143	8.42	5.9	79,835

The company estimates the fair value of each option on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires several estimates including an estimate of the fair value of common stock. Since November 5, 2009, the date the company’s common stock began trading on a national exchange, the fair value of the company’s common stock is determined based on the closing price of the common stock on the stock option grant date. Prior to the company’s initial public offering, the fair value of common stock had been determined by the board of directors at each grant date based on a variety of factors, including arm’s-length sales of the company’s common stock, periodic valuations of the company’s common stock, the company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies and the illiquid nature of the common stock.

The expected term of the options is based on historical analysis of the exercise behavior of the company’s employees. The company calculated its expected volatility based on the volatilities of a peer group of publicly traded companies and the volatility of the company’s own stock. The risk-free interest rate of the option is based on the U.S. Treasury rate for the expected term of the option at the time of grant. The weighted average assumptions used in the fair value calculations were as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Expected volatility	42.0%	40.0%	50.0%
Expected term (in years)	5.0	4.0	4.2
Weighted average risk-free interest rate	1.8%	1.7%	1.9%
Weighted average fair value of the underlying common stock	$38.96	$17.99	$7.15
Expected dividends	—	—	—

Additional information regarding options was as follows (in thousands, except per share data):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Weighted average grant date fair value of options granted	15.24	6.00	3.14
Total intrinsic value of options exercised	83,495	43,284	425

Time-Based and Performance-Based Restricted Stock Units

RSUs granted in 2011 generally vest over three to five years. For the year ended December 31, 2011, the number of units of PSUs granted was de minimis. RSU and PSU activity for the year ended December 31, 2011 was as follows (units in thousands):

	September 30,	September 30,
	2011
		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at December 31, 2010	677	$20.75
Granted	777	34.20
Vested	(102)	21.39
Forfeited	(72)	24.07

Outstanding at December 31, 2011	1,280	28.67

The total fair value of RSUs that vested in the year ended December 31, 2011 was $2.3 million. No RSUs vested in the years ended December 31, 2010 and 2009.

Summary of Stock-Based Compensation Expense

Stock-based compensation was included in the following captions within the consolidated statements of income (in thousands):

	September 30,	September 30,	September 30,
	Year-Ended December 31,
	2011	2010	2009
Cost of subscription revenues	$446	$194	$96
Technology and development	4,555	2,091	1,631
Marketing and advertising	1,553	673	370
General and administrative	3,421	2,111	3,377

Total stock-based compensation expense	$9,975	$5,069	$5,474

Unrecognized stock-based compensation expense, net of estimated forfeitures, for stock options, RSUs and PSUs as of December 31, 2011 was as follows (in thousands, except years):

	September 30,	September 30,
	Unrecognized
	Stock-Based	Weighted
	Compensation	Average Period
	Expense	of Recognition
Stock options	$7,416	3.3 years
Time-based and performance-based restricted stock units	25,681	3.3 years

Total unrecognized stock-based compensation expense at December 31, 2011	$33,097

11. 401(k) PLAN

In the United States, the company offers a savings plan (the “401(k) Plan”) that qualifies as a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees can contribute a percentage of their compensation not to exceed maximum annual federal limits. The 401(k) Plan also allows for discretionary employer contributions. For the year ended December 31, 2011, the company matched employee contributions at 100% for the first 3% of employee contribution and at 50% for the next 3% contribution, with a maximum annual contribution of $3,000 per participant. For the years ended December 31, 2010 and 2009, the company matched employee contributions at 70% of all employee contributions made, with a maximum annual contribution of $2,100 per participant. The employee’s contributions are fully vested, and the company’s matching contributions vest on an annual basis over a 48-month period, beginning on the employee’s hire date, after which, the company’s contributions are fully vested. The company’s U.S. contributions were $1.1 million, $0.6 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The company also offers international employees deferred compensation plans. For the years ended December 31, 2011, 2010 and 2009, the company’s contributions to these international plans were insignificant.

12. INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net consisted of the following (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Interest expense	$(744)	$(5,083)	$(6,139)
Interest income	155	386	792
Other income (expense), net	(637)	439	21

Interest and other expense, net	$(1,226)	$(4,258)	$(5,326)

13. INCOME TAXES

Income (loss) before income taxes consisted of the following (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Income (loss) before income taxes:
United States	$99,479	$57,253	$26,374
Foreign	(5,239)	(905)	261

	$94,240	$56,348	$26,635

The income tax provision consisted of the following (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Current income tax:
Federal	$35,674	$22,472	$8,577
State	2,092	1,048	1,095
Foreign	175	605	476

Total	37,941	24,125	10,148
Deferred income tax:
Federal	(4,626)	(4,778)	(4,086)
State	(794)	(639)	(722)
Foreign	(1,176)	795	—

Total	(6,596)	(4,622)	(4,808)

Provision for income taxes	$31,345	$19,503	$5,340

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income tax expense as a result of the following (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Computed expected tax expense	$32,984	$19,722	$9,322
State income taxes, net of federal tax benefit	1,827	1,173	602
Foreign income taxes	888	605	385
Recognition of net operating loss carryforwards	—	—	(5,168)
Research and development tax credits	(4,976)	(1,888)	—
Other	622	(109)	199

Provision for income taxes	$31,345	$19,503	$5,340

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Deferred tax assets:
Deferred compensation	$3,942	$2,600
Net operating loss carryforwards — U.S.	9,127	10,740
Net operating loss carryforwards — Foreign	1,939	954
Tax credits	3,074	1,236
Other accruals and reserves	3,296	2,578
Valuation allowance	(1,195)	(954)

Total gross deferred tax assets	20,183	17,154
Deferred tax liabilities:
Intangible assets	(20,830)	(26,447)
Content in process	(4,169)	(3,328)
Depreciation differences	(5,286)	(4,077)

Total gross deferred tax liabilities	(30,285)	(33,852)

Net deferred tax liability	$(10,102)	$(16,698)

In assessing whether deferred tax assets would be realized, management considered whether it is more likely than not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believed that it was more likely than not the company would realize the benefits of these deductible differences, except for a portion of the foreign net operating losses, and has determined that a valuation allowance was necessary.

At December 31, 2011, the company had net operating loss carryforwards of approximately $25.7 million for federal, $11.1 million for foreign and $2.3 million for state income tax purposes. The state and foreign net operating carryforwards expire at various dates beginning in 2012. The federal net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.

The company provides for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. To the extent that foreign earnings are repatriated, the company incurs income tax expense on such repatriation, net of any available deductions and foreign tax credits. At December 31, 2011, there were no undistributed earnings outside the U.S.

The total amount of gross unrecognized tax benefits was as follows (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Gross unrecognized tax benefits at January 1,	$913	$563
Decreases related to lapse of statute of limitations	(24)	—
Increases related to tax positions taken in prior years	2,339	100
Increases related to tax positions taken in current year	1,012	250

Gross unrecognized tax benefits at December 31,	$4,240	$913

If recognized, the unrecognized tax benefit would reduce the company’s effective tax rate. The company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties related to unrecognized tax benefits were $0.2 million and $0.2 million as of December 31, 2011 and 2010, respectively. While it is reasonably possible that the total unrecognized tax benefits would decrease within 12 months of the reporting date, based upon current facts and circumstances, the company could not estimate the timing or range of potential changes that were recorded as part of the company’s consolidated financial statements.

The company files U.S. federal and various state and foreign income tax returns. With few exceptions, the company is no longer subject to U.S. federal, state, local or foreign income tax examinations by tax authorities for years prior to 2006.

14. BUSINESS ACQUISITIONS

On October 20, 2010, the company acquired iArchives, a digitization service provider that also operated Footnote.com, which was rebranded to Fold3.com in August 2011 as a Web site specializing in U.S. military records. The purchase price was $31.6 million, consisting of the issuance of approximately 1.022 million shares of the company’s common stock valued at $24.6 million, based on the closing price on October 20, 2010, and $7.0 million of cash consideration. The acquisition of iArchives provided the company with a complementary consumer brand, expanded content offerings, and enhanced digitization and image-viewing technologies. As specified in the purchase agreement, 0.2 million shares of common stock were retained in escrow until the 12 month anniversary of the closing date. In the fourth quarter of 2011, the shares held in escrow were released in accordance with the purchase price agreement.

On August 6, 2010, the company acquired ProGenealogists, Inc., a professional genealogy research firm that specializes in genealogical, forensic and family history research for $1.1 million in cash consideration. The acquisition of ProGenealogists provided the company with a genealogy research team for internal projects and allows customers access to expert genealogists to assist them in their research.

On July 15, 2010, the company acquired Genline AB, the owner and operator of the Swedish family history Web site Genline.se, based in Stockholm, Sweden for $7.2 million in cash consideration. The Genline acquisition increased the company’s presence in the Swedish market and provides Ancestry.com subscribers access to millions of Swedish records.

The following table summarizes the purchase price allocation based on the final fair values of assets acquired and liabilities assumed at the dates of acquisition for the business acquisitions identified above.

	September 30,	September 30,
		Weighted
	Fair Value	Average
	Allocations	Useful Lives
	(in thousands)	(in years)
Assets acquired:
Cash and cash equivalents and restricted cash	$711
Other tangible assets	1,585
Deferred income taxes, net	5,668
Acquired intangible assets including content databases:
Content databases	9,297	10.0
Subscriber relationships and contracts	3,577	4.1
Core technology	4,543	3.3
Trademarks and trade names	280	4.4
Other intangible assets	100	1.0
Goodwill	17,997

Total assets	43,758
Liabilities assumed:
Deferred revenues	(2,380)
Other assumed liabilities	(1,677)

Total net assets acquired	$39,701

The total weighted average amortization period for the acquired finite-lived intangible assets was 7.0 years. Acquired goodwill of $1.1 million was deductible for tax purposes.

15. COMMITMENTS AND CONTINGENCIES

The company has entered into noncancelable operating leases for facilities and certain equipment. These leases are primarily for office space, which includes the company’s corporate headquarters located in Provo, Utah and additional office space located in San Francisco, California. The corporate headquarters lease has remaining payments totaling $7.0 million and a term that expires in 2016. The company has entered into a new lease in San Francisco to consolidate office space and expects to occupy that space in 2012. Rent payments under this lease total $15.6 million, including rent holidays, and the term expires in 2019. Rent expense for operating leases with escalating lease payment terms and rent holidays is recognized on a straight-line basis over the lives of the related leases. Rental expense for operating leases was approximately $3.4 million, $2.7 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following is a schedule by year of future minimum lease payments of noncancelable operating leases at December 31, 2011 (in thousands):

September 30,
Years Ending December 31,
2012	$3,571
2013	4,989
2014	5,057
2015	4,078
2016	3,439
Thereafter	6,783

Total minimum lease payments	$27,917

The company has entered into agreements with certain vendors requiring the company to make royalty payments based on specified future product sales or relative online page views. Products include certain content databases and proprietary genealogical information. Royalty expenses were $2.2 million, $1.9 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Royalty expenses are included as a cost of subscription revenues in the consolidated statements of income.

At December 31, 2011 and 2010, the company had liabilities of $1.3 million and $1.6 million, respectively, for amounts in escrow to be paid to former stockholders who have not submitted the documentation required for disbursement of funds from the acquisition of the company’s predecessor in December 2007.

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

16. GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. For the years ended December 31, 2011, 2010 and 2009, the company was organized as, and operated in, one reportable segment. The chief operating decision maker, reviews financial information on a consolidated basis, including the results of businesses acquired, accompanied by disaggregated information of subscription revenue by geographic region for purposes of allocating resources and evaluating performance.

The company’s assets were primarily located in the United States and not allocated to any specific region. Subscription revenues were attributed by geographic location based on the location of the customer. The following presents subscription revenue by geographic region (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
United States	$282,885	$212,346	$156,150
United Kingdom	47,539	40,929	34,402
All other countries	46,940	28,395	17,155

Total subscription revenues	$377,364	$281,670	$207,707

17. SUBSEQUENT EVENTS

In February 2012, the company entered into a definitive agreement to purchase We’re Related, LLC, which operates the We’re Related Facebook application, for $5.0 million in cash consideration. The company expects the transaction to close during the first half of 2012.

In January 2012, the company paid in full the $10.0 million outstanding under its Credit Facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2012

Ancestry.com Inc.

By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Sullivan Timothy Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2012

/s/ Howard Hochhauser Howard Hochhauser	Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2012

/s/ Charles M. Boesenberg Charles M. Boesenberg	Director	February 17, 2012

/s/ David Goldberg David Goldberg	Director	February 17, 2012

/s/ Thomas Layton Thomas Layton	Director	February 17, 2012

/s/ Elizabeth Nelson Elizabeth Nelson	Director	February 17, 2012

/s/ Victor Parker Victor Parker	Director	February 17, 2012

/s/ Michael Schroepfer Michael Schroepfer	Director	February 17, 2012

/s/ Benjamin Spero Benjamin Spero	Director	February 17, 2012

EXHIBIT INDEX

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-160986	Nov. 2, 2009	3.2

3.2	Amended and Restated Bylaws	8-K	001-34518	Feb. 15, 2012	3.1

4.1	Form of Common Stock Certificate	S-1/A	333-160986	Oct. 6, 2009	4.1

4.2	Registration Rights Agreement, dated December 5, 2007, by and among Generations Holding, Inc., certain Spectrum Group Stockholders and certain Other Stockholders.	S-1/A	333-160986	Sept. 15, 2009	10.14

4.3	Amendment No. 1, dated October 28, 2010, to Registration Rights Agreement, by and among Ancestry.com Inc. (formerly known as Generations Holding, Inc.), certain Spectrum Group Stockholders and certain Other Stockholders, dated December 5, 2007.	10-Q	001-34518	Nov. 2, 2010	4.2

4.4	Registration Rights Agreement, dated October 20, 2010, by and among Century Capital Partners II, L.P., Canopy Ventures I, L.P. and certain other Stockholders of iArchives, Inc.	10-Q	001-34518	Nov. 2, 2010	4.1

10.1†	MyFamily.com, Inc. 1998 Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.1

10.2†	MyFamily.com, Inc. 2004 Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.2

10.3†	MyFamily.com, Inc. Executive Stock Plan.	S-1/A	333-160986	Sept. 15, 2009	10.3

10.4†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan.	S-1/A	333-160986	Sept. 15, 2009	10.4

10.5†	Amendment No. 1 to Generations Holding, Inc. 2008 Stock Purchase and Option Plan.	10-K	001-34518	March 8, 2011	10.5

10.6†	Ancestry.com Inc. 2009 Stock Incentive Plan.	S-1/A	333-160986	Sept. 15, 2009	10.5

10.7†	Amendment No. 1 to Ancestry.com Inc. 2009 Stock Incentive Plan.	10-K	001-34518	March 8, 2011	10.7

10.8†	MyFamily.com, Inc. 1998 Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.6

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

10.9†	MyFamily.com, Inc. 2004 Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.7

10.10†	MyFamily.com, Inc. Executive Stock Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.8

10.11†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement.	S-1/A	333-160986	Sept. 15, 2009	10.9

10.12†	Generations Holding, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement for Non-U.S. Employees.	S-1/A	333-160986	Sept. 15, 2009	10.10

10.13†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Restricted Stock Units.	10-Q	001-34518	May 7, 2010	10.1

10.14†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Restricted Stock.	10-Q	001-34518	May 7, 2010	10.2

10.15†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Nonqualified Stock Option.	S-1/A	333-160986	Sept. 15, 2009	10.12

10.16†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Incentive Stock Options.	S-1/A	333-160986	Sept. 15, 2009	10.13

10.17†	Ancestry.com Inc. Description of 2011 Performance Incentive Program.	10-Q	001-34518	May 3, 2011	10.5

10.18	Stockholders Agreement, by and among Generations Holding, Inc., certain Spectrum Group Stockholders and certain Other Stockholders, dated December 5, 2007.	S-1/A	333-160986	Sept. 15, 2009	10.15

10.19	Stock Purchase Agreement dated May 9, 2011, among Ancestry.com Inc., Timothy Sullivan, and affiliates of Spectrum Equity Investors V, L.P.	8-K	001-34518	May 11, 2011	10.1

10.20	Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.	10-Q	001-34518	Nov. 2, 2010	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

10.21	First Amendment, dated as of April 8, 2011, to Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.	10-Q	001-34518	May 3, 2011	10.1

10.22	Second Amendment, dated as of June 10, 2011, to Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.	10-Q	001-34518	Aug. 2, 2011	10.2

10.23	Third Amendment, dated as of September 30, 2011, to Credit Agreement, dated as of September 9, 2010, among Ancestry.com Operations Inc., certain domestic subsidiaries of Ancestry.com Operations Inc., Bank of America, N.A. and certain other lender parties thereto.	10-Q	001-34518	Nov. 1, 2011	10.1

10.24	Joinder Agreement, dated as of January 26, 2011, by and between iArchives, Inc. and Bank of America, N.A.	10-K	001-34518	March 8, 2011	10.20

10.25	Joinder Agreement, dated as of April 28, 2011, by and between Ancestry.com DNA LLC and Bank of America, N.A.	10-Q	001-34518	Aug. 2, 2011	10.3

10.26†	Form of Indemnification Agreement to be entered into with each director, the CEO, CFO and the GC.	S-1/A	333-160986	Oct. 20, 2009	10.19

10.27†	Employment Letter by and between Timothy Sullivan and Ancestry.com Inc., dated April 6, 2011.	10-Q	001-34518	May 3, 2011	10.2

10.28†	Employment Letter by and between Howard Hochhauser and Ancestry.com Inc., dated July 20, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.21

10.29†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated July 20, 2009, between Howard Hochhauser and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.4

10.30†	Employment Letter by and between Joshua Hanna and Ancestry.com Inc., dated July 22, 2010.	10-Q	001-34518	Nov. 2, 2010	10.2

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

10.31†	Amendment No. 1, dated April 22, 2011, to Employment Letter dated July 22, 2010, between Joshua Hanna and Ancestry.com Inc.	10-Q	001-34518	May 3, 2011	10.3

10.32†	Employment Letter by and between William Stern and Ancestry.com Inc., dated June 29, 2009.	S-1/A	333-160986	Sept. 15, 2009	10.24

10.33†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated June 29, 2009, between William Stern and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.6

10.34†	Employment Letter by and between Eric Shoup and Ancestry.com Inc., dated March 30, 2010.	10-K	001-34518	March 8, 2011	10.34

10.35†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-K	001-34518	March 8, 2011	10.35

10.36†	Amendment No. 2, dated April 26, 2011, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-Q	001-34518	May 3, 2011	10.4

10.37†	Ancestry.com Inc. Form of Grant Notice for 2009 Stock Incentive Plan — Nonqualified Stock Options for Non-Employee Directors.	S-1/A	333-160986	Nov. 2, 2009	10.28

10.38†	Generations Holdings, Inc. 2008 Stock Purchase and Option Plan Stock Option Agreement for non-employee Directors.	S-1/A	333-160986	Nov. 2, 2009	10.29

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Number Exhibit	Exhibit Description	Form	File No.	Filing Date	Number	Herewith

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

†	Indicates a management contract or compensatory plan