Form 10-Q
period 2012-03-31
Ancestry.com Inc.
filed 2012-05-04
CIK 1469433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐     No  ☒

As of April 27, 2012, there were 42,616,856 shares of the registrant’s common stock, par value $0.001, outstanding.

Ancestry.com Inc.

Page

Part I. Financial Information

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	3

Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

Part II. Other Information

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6. Exhibits	42

Signatures	43

Exhibit Index	44

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANCESTRY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$48,048	$48,998
Restricted cash	3,697	1,702
Accounts receivable, net of allowances of $580 and $527 at March 31, 2012 and December 31, 2011, respectively	12,847	7,599
Income tax receivable	2,472	1,763
Deferred income taxes	4,823	4,823
Prepaid expenses and other current assets	8,227	7,945

Total current assets	80,114	72,830
Property and equipment, net	23,281	21,701
Content databases, net	79,352	76,646
Intangible assets, net	26,150	17,594
Goodwill	303,359	302,422
Other assets	3,635	2,656

Total assets	$515,891	$493,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,908	$9,817
Accrued expenses	34,910	34,725
Deferred revenues	128,352	108,654
Debt	—	10,000

Total current liabilities	176,170	163,196
Deferred income taxes	16,034	14,925
Other long-term liabilities	6,401	5,219

Total liabilities	198,605	183,340
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 175,000 shares authorized; 48,244 shares issued and 42,598 shares outstanding at March 31, 2012 and 47,898 shares issued and 42,793 shares outstanding at December 31, 2011	48	48
Additional paid-in capital	380,744	374,948
Treasury stock, at cost; 5,646 and 5,105 shares at March 31, 2012 and December 31, 2011, respectively	(175,000)	(162,168)
Accumulated other comprehensive income	830	564
Retained earnings	110,664	97,117

Total stockholders’ equity	317,286	310,509

Total liabilities and stockholders’ equity	$515,891	$493,849

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
	(In thousands, except per share data)
Revenues:
Subscription revenues	$102,596	$85,183
Product and other revenues	5,940	5,845

Total revenues	108,536	91,028
Costs of revenues:
Cost of subscription revenues	16,294	13,887
Cost of product and other revenues	2,785	1,828

Total cost of revenues	19,079	15,715

Gross profit	89,457	75,313
Operating expenses:
Technology and development	16,627	13,668
Marketing and advertising	39,549	33,808
General and administrative	10,642	9,357
Amortization of acquired intangible assets	2,561	4,270

Total operating expenses	69,379	61,103

Income from operations	20,078	14,210
Other income (expense), net	39	(107)

Income before income taxes	20,117	14,103
Income tax expense	(6,570)	(5,132)

Net income	$13,547	$8,971

Net income per common share
Basic	$0.32	$0.20

Diluted	$0.30	$0.18

Weighted average common shares outstanding
Basic	42,774	45,371

Diluted	45,680	50,250

Comprehensive income	$13,813	$9,456

ANCESTRY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
	(In thousands)
Operating activities:
Net income	$13,547	$8,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,547	3,264
Amortization of content databases	2,550	2,136
Amortization of acquired intangible assets	2,561	4,269
Amortization of deferred financing costs	69	69
Deferred income taxes	1,090	(968)
Stock-based compensation expense	2,947	1,725
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(5,246)	309
Restricted cash	(2,995)	492
Other assets	(451)	348
Income taxes, net	(1,136)	5,643
Accounts payable and other liabilities	5,551	(5,654)
Excess tax benefit from stock-based awards activity	(980)	(4,056)
Deferred revenues	19,675	19,852

Net cash provided by operating activities	40,729	36,400
Investing activities:
Capitalization of content databases	(5,140)	(5,747)
Purchases of property and equipment	(5,093)	(725)
Acquisition of businesses	(11,731)	—

Net cash used in investing activities	(21,964)	(6,472)
Financing activities:
Proceeds from exercise of stock options	2,452	2,732
Taxes paid related to net share settlement of stock-based awards	(326)	—
Principal payments on debt	(10,000)	—
Excess tax benefit from stock-based awards activity	980	4,056
Repurchases of common stock	(12,832)	—

Net cash provided by (used in) financing activities	(19,726)	6,788

Effect of changes in foreign currency exchange rates on cash and cash equivalents	11	28
Net increase (decrease) in cash and cash equivalents	(950)	36,744
Cash and cash equivalents at beginning of period	48,998	65,519

Cash and cash equivalents at end of period	$48,048	$102,263

Supplemental disclosures of cash flow information:
Cash paid for interest	$117	$115
Cash paid for income taxes	6,620	275
Supplemental disclosures of noncash investing and financing activities:
Capitalization of stock-based compensation	27	9

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current-year presentation. These reclassifications did not have a significant impact on the condensed consolidated financial statements.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet at March 31, 2012 and the condensed consolidated statements of comprehensive income and cash flows for the three months ended March 31, 2012 and 2011 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the company’s financial position, results of operations and cash flows for the three months ended March 31, 2012 and 2011. The majority of the company’s revenues are subscription revenues, which are recognized ratably over the subscription periods; the costs to acquire subscribers are generally incurred before the company recognizes the associated subscription revenues. Results of operations may vary between periods due to the timing of when revenues and expenses are recognized. As such, the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”) filed with the Securities and Exchange Commission.

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

There have been no changes to the company’s significant accounting policies as described in the 2011 Annual Report for the three months ended March 31, 2012.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Cash	$25,703	$25,811
Cash equivalents:
Money market funds	22,345	23,187

Total cash and cash equivalents	$48,048	$48,998

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

Cash equivalents consist of highly liquid investments with original maturities of three months or less and are classified within Level 1 due to readily available market prices in an active market. There were no movements between fair value measurement levels of the company’s cash equivalents during the three months ended March 31, 2012. The following table summarizes the financial instruments of the company at fair value based on the valuation approach applied at March 31, 2012 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$22,345	$22,345	$—	$—

Total assets	$22,345	$22,345	$—	$—

The following table summarizes the financial instruments of the company at fair value based on the valuation approach applied at December 31, 2011 (in thousands):

		Fair Value Measurement at Reporting Date Using
			Significant
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$23,187	$23,187	$—	$—

Total assets	$23,187	$23,187	$—	$—

The carrying amounts reported in the financial statements for accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. At December 31, 2011, the carrying value of debt outstanding approximated its fair value based on interest rates available to the company for debt with similar terms. At March 31, 2012, the company had no debt outstanding.

4. DEBT

In September 2010, the company entered into a three-year $100.0 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions (the “Credit Facility”). Borrowings under the Credit Facility may be used to finance the on-going working capital needs of the company and its subsidiaries and for general corporate purposes, including permitted business acquisitions, capital expenditures and authorized share repurchases. At December 31, 2011, the company had $10.0 million of debt outstanding under the Credit Facility. In January 2012, the company paid this amount in full. At March 31, 2012, there were no borrowings outstanding. The Credit Facility contains financial and other covenants, and the company was in compliance with all of these covenants at March 31, 2012.

5. NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted average number of outstanding shares of common stock during the period. Diluted net income per common share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist primarily of incremental shares issuable upon the assumed vesting and exercise or settlement of stock-based awards using the treasury stock method.

The following table sets forth the computations of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2012	2011
Basic net income per common share:
Net income	$13,547	$8,971
Shares used in computation:
Weighted average common shares outstanding	42,774	45,371

Basic net income per common share	$0.32	$0.20

Diluted net income per common share:
Net income	$13,547	$8,971
Shares used in computation:
Weighted average common shares outstanding	42,774	45,371
Dilutive stock-based awards	2,906	4,879

Weighted average number of diluted common shares	45,680	50,250

Diluted net income per common share	$0.30	$0.18

For the three months ended March 31, 2012 and 2011, stock-based awards excluded from the computations of diluted net income per common share were 1.6 million shares and de minimis, respectively, as their impact was anti-dilutive.

6. STOCKHOLDERS’ EQUITY

In October 2011, the company’s board of directors authorized the repurchase of up to $50.0 million in shares of the company’s outstanding common stock. The shares were to be repurchased from time to time through September 30, 2012 in the open market or in privately negotiated transactions. During the three months ended March 31, 2012, the company repurchased approximately 0.5 million shares for $12.8 million, which completed the authorization. In total, approximately 2.1 million shares were repurchased under this authorization. The repurchased shares were recorded as treasury stock at cost.

7. STOCK-BASED AWARDS

The company grants stock options and other stock-based awards, including restricted stock units (“RSUs”), to employees, directors and consultants under the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan is subject to an automatic annual increase provision on the first day of each fiscal year. On January 1, 2012, the number of shares available to be granted under the 2009 Plan increased by 1.7 million shares due to this provision. At March 31, 2012, 4.3 million shares were available to be granted under the 2009 Plan.

Stock Options

Stock options granted during the three months ended March 31, 2012 vest over four to five years. Stock option activity for the three months ended March 31, 2012 was as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	5,234	$8.43
Granted	850	23.35
Exercised	(315)	7.78
Canceled	(35)	7.82

Outstanding at March 31, 2012	5,734	10.68	6.3	$74,757

Exercisable at March 31, 2012	3,873	5.63	5.0	66,292
Vested and expected to vest at March 31, 2012	5,635	10.62	6.2	73,902

The company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculations for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Expected volatility	47.5%	42.5%
Expected term (in years)	4.1	5.0
Weighted average risk-free interest rate	0.7%	2.1%
Weighted average fair value of the underlying common stock	$23.35	$31.33
Expected dividends	—	—

Additional information regarding stock options was as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2012	2011
Weighted average grant date fair value of stock options granted, per share	$8.87	$12.50
Total intrinsic value of stock options exercised	5,345	14,959

Restricted Stock Units

RSUs granted during the three months ended March 31, 2012 vest over three to five years. RSU activity for the three months ended March 31, 2012 was as follows (units in thousands):

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2011	1,280	$28.67
Granted	666	23.35
Vested	(46)	35.56
Forfeited	(35)	28.89

RSUs outstanding at March 31, 2012	1,865	26.60

The total fair value of RSUs that vested in the three months ended March 31, 2012 was $1.0 million. No RSUs vested in the three months ended March 31, 2011.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense was included in the following captions in the condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cost of revenues	$152	$62
Technology and development	1,354	776
Marketing and advertising	450	325
General and administrative	991	562

Total stock-based compensation expense	$2,947	$1,725

Unrecognized stock-based compensation, net of estimated forfeitures, for stock options and RSUs at March 31, 2012 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation	Weighted Average Period of Recognition
Stock options	$13,946	3.9 years
RSUs	36,761	3.5 years

Total unrecognized stock-based compensation at March 31, 2012	$50,707

8. INCOME TAXES

The company recorded income tax expense of $6.6 million for the three months ended March 31, 2012, which resulted in an effective income tax rate of 32.7%, a decrease of 3.7 percentage points compared to the three months ended March 31, 2011. This decrease was primarily due to increased earnings in jurisdictions with lower effective tax rates in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

The company is subject to income taxes in U.S. and foreign jurisdictions and to examination by tax authorities. Significant judgment is required in evaluating the company’s uncertain tax positions and determining its provision for income taxes. The company’s total gross unrecognized tax benefits at March 31, 2012 and December 31, 2011 were $4.3 million and $4.2 million, respectively. The gross uncertain tax positions, if recognized, would result in a reduction of tax expense.

9. BUSINESS ACQUISITIONS

In March 2012, the company completed two acquisitions for a total of approximately $11.7 million in cash consideration. The company acquired the DNA assets of Sorenson Molecular Genealogy Foundation, a non-profit organization with a diverse collection of DNA samples and corresponding genealogical information. The company also acquired We’re Related, LLC, which operates the We’re Related Facebook application. The assets acquired and liabilities assumed from the two transactions were recorded based on their estimated fair values at the date of acquisition. Cash consideration of $3.0 million is being held as restricted cash for potential indemnification obligations and certain other requirements related to the transactions. The final purchase price allocation for each acquisition is subject to change based on the final payments of restricted cash. These acquisitions were not material, either individually or in the aggregate, to the company’s financial position or results of operations.

10. COMMITMENTS AND CONTINGENCIES

From time to time, the company is a party to or otherwise involved in legal proceedings and other claims that arise in the ordinary course of business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The company records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. While the company cannot assure the ultimate outcome of any legal proceeding or contingency in which the company is or may become involved, the company does not believe any material loss is reasonably possible in connection with any pending matter.

11. SUBSEQUENT EVENTS

In April 2012, the company entered into a definitive agreement to acquire Archives.com, a family history Web site, for $100.0 million in cash consideration plus assumed liabilities. The closing of the transaction is subject to various conditions, including expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. In certain circumstances specifically related to antitrust matters and subject to certain conditions, the company would be required to pay a fee of $10.0 million if the agreement were terminated. Archives.com has approximately 0.4 million paying subscribers and offers subscriptions priced at $39.95 per year. This transaction will enable the company to add a differentiated service targeted to a complementary segment of the growing family history market.

In April 2012, the company’s board of directors authorized the repurchase of up to $100.0 million of its outstanding common stock. Shares of the company’s common stock may be repurchased from time to time through March 31, 2013 in the open market or in privately negotiated transactions. The company expects to fund any repurchases using cash on hand or borrowings under a credit facility. The amount and timing of specific repurchases, if any, will depend on market conditions, stock price, available sources of liquidity and other factors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our rate of revenue and expense growth;

•	our success with respect to any recent or future acquisitions and our ability to integrate acquired businesses;

•	the pool of our potential subscribers;

•	our ability to attract and retain subscribers and their choices of subscription package;

•	our ability to manage growth, including adding employees and facilities;

•	fluctuations in our business, including the impact of the television show “Who Do You Think You Are?;”

•	our investments in content, technology and products, and the success of our promotional programs and new products, including our new Ancestry DNA service;

•	our competitive position;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	our ability to enhance the subscribers’ experience with added tools and features and provide value;

•	our continued investment in our international operations;

•	our ability to adequately manage costs and control margins and trends;

•	our brand awareness;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our plans to repurchase shares of our common stock;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws;

•	the seasonality of our business;

•	changes in our effective tax rate;

•	the impact of external market forces, including changes in the macroeconomic environment and foreign currency exchange rates;

•	the impact of claims or litigation; and

•	the impact of potential legislation and regulatory changes on privacy, subscription renewal or other aspects of our business.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this Quarterly Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere, including information contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”). You should read these factors and the other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report.

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

Overview

Ancestry.com is the world’s largest online family history resource, with over 1.8 million paying subscribers around the world at March 31, 2012. We offer access on a subscription basis to an extensive collection of billions of historical records that we have digitized, indexed and made available online over the past 15 years. Our subscribers use our proprietary Web-based services and content collection to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories. These subscribers are our primary source of revenues. We believe we provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web-based services and platforms with new tools and features and enabling greater collaboration among our users through the growth of our global community. Our goal is to remain the leading online resource for family history and to grow our worldwide subscriber base by offering a superior value proposition to anyone interested in learning more about their family history.

The following discussion and analysis is based on and should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report, as well as the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information in the 2011 Annual Report.

Recent Developments

Business Acquisitions

In April 2012, we entered into a definitive agreement to acquire Archives.com, a family history Web site, for $100.0 million in cash consideration plus assumed liabilities. The closing of the transaction is subject to various conditions, including expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. In certain circumstances specifically related to antitrust matters and subject to certain conditions, we would be required to pay a fee of $10.0 million if the agreement were terminated. Archives.com has approximately 0.4 million paying subscribers and offers subscriptions priced at $39.95 per year. This transaction will enable us to add a differentiated service targeted to a complementary segment of the growing family history market.

In March 2012, we completed two acquisitions for a total of approximately $11.7 million in cash consideration. We acquired the DNA assets of Sorenson Molecular Genealogy Foundation, a non-profit organization with a diverse collection of DNA samples and corresponding genealogical information. We also acquired We’re Related, LLC, which operates the We’re Related Facebook application. These acquisitions were not material, either individually or in the aggregate, to our financial position or results of operations.

Share Repurchase Authorization

In April 2012, our board of directors authorized the repurchase of up to $100.0 million of our outstanding common stock. Shares of our stock may be repurchased from time to time through March 31, 2013 in the open market or in privately negotiated transactions. We expect to fund any repurchases using cash on hand or borrowings under a credit facility. The amount and timing of specific repurchases, if any, will depend on market conditions, stock price, available sources of liquidity and other factors.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key business metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The following key business metrics reflect data with respect to our Ancestry.com Web sites and exclude our other subscription-based Web sites, such as Fold3.com and myfamily.com.

•

Total subscribers. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our Ancestry.com Web sites. Total subscribers is defined as the number of subscribers at the end of the quarter.

•	Gross subscriber additions. A gross subscriber addition is a new customer who purchases a subscription or redeems a gift subscription to one of our Ancestry.com Web sites.

•

Monthly churn. Monthly churn is a measure representing the number of subscribers that cancel in a quarter divided by the sum of beginning subscribers and gross subscriber additions during the quarter. To arrive at monthly churn, the result is divided by three. Management uses this measure to determine the health of our subscriber base.

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

Our key business metrics are presented for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011:

	Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
Total subscribers at end of quarter	1,869,571	1,702,563	1,615,169
Gross subscriber additions	389,928	219,886	424,531
Monthly churn	3.6%	3.8%	3.7%
Subscriber acquisition cost	$88.11	$107.88	$69.56
Average monthly revenue per subscriber	$18.49	$18.38	$18.05

Components of Condensed Consolidated Statements of Comprehensive Income

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

A majority of our subscription revenues is derived from subscribers in the United States. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the Web site to which the person subscribes. The following table presents subscription revenues by geographic region:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
United States	$76,040	$63,674
United Kingdom	12,953	11,196
All other countries	13,603	10,313

Total subscription revenues	$102,596	$85,183

We have experienced substantial growth in our business over the past several years, which has resulted in increased revenues. While we expect that our business will continue to grow, we anticipate that our subscription revenues growth rate will generally decrease in 2012 as compared to 2011.

Product and other revenues. Product and other revenues include sales of our Family Tree Maker desktop software, Ancestry DNA services, ProGenealogists’ genealogical research services, iArchives’ document digitization services, physical delivery of copies of historical vital records (birth, marriage and death certificates) and other products and services. Revenues related to these products or services are recognized upon shipment of the product or completion of the services, as applicable.

Expenses

Personnel-related costs for each category of cost of revenues and operating expenses include salaries, bonuses, stock-based compensation, and the employer portion of employee benefit costs and payroll taxes.

Costs of Revenues

Cost of subscription revenues. Cost of subscription revenues consists of Web server operating costs, personnel-related costs of Web support and subscriber services employees, credit card processing fees, amortization of our content databases and royalty costs on certain content licensed from others. Web server operating costs include depreciation and software licensing on Web servers and related equipment, and Web hosting costs.

Cost of product and other revenues. Cost of product and other revenues consists of Ancestry DNA service costs, direct costs of products sold, personnel-related costs of iArchives’ digitization services and ProGenealogists’ genealogical research services, shipping costs and credit card processing fees. For the remainder of 2012, we expect costs of product and other revenues to increase as a percentage of revenues due to the launch of a new Ancestry DNA service in the second quarter of 2012.

Operating Expenses

Technology and development. Technology and development expenses consist primarily of personnel-related costs and outside service costs. Technology and development personnel-related costs include the costs of developing new products and tools and maintaining and testing our Web sites. Our development personnel are primarily based in the United States and are focused on creating accessibility to content and tools for individuals to do family history research. Outside service costs are primarily incurred for third-party product development and quality assurance services.

Marketing and advertising. Marketing and advertising expenses consist primarily of direct expenses related to television advertising, paid search, online display advertising, promotions and sponsorships, personnel-related costs and affiliate programs. Marketing and advertising costs are principally incurred in the United States, United Kingdom, Australia and Canada. In February 2012, NBC began airing the third season of “Who Do You Think You Are?,” in which we purchased advertising and product integration. The announced third season of the show consists of 12 episodes, of which seven episodes aired in the first quarter of 2012. The remaining five episodes are expected to air in the second quarter of 2012. Due to the timing of the airing of the show, we expect our marketing and advertising expenses to be higher in the first half of 2012 compared to the second half of 2012, which may result in lower operating margins and net income in the first half of 2012 compared to the second half of 2012.

General and administrative. General and administrative expenses consist principally of personnel-related and outside service expenses related to our executive, finance, legal, human resources and other administrative functions. Outside services expenses are also incurred in the process of acquiring businesses. During the second quarter of 2012, we expect to incur additional outside service costs in connection with the Archives.com acquisition.

Amortization of acquired intangible assets. Amortization of acquired intangible assets is the amortization expense associated with subscriber relationships and contracts, technologies, trademarks and tradenames resulting from business acquisitions.

Other Income (Expense), Net and Income Tax Expense

Other income (expense), net. Other income (expense), net includes foreign currency transaction and remeasurement gains and losses, which vary based on changes in foreign currency exchange rates. Also included are interest expense associated with borrowings, the amortization of the deferred financing costs related to the issuance of our credit facility and interest income earned on cash and cash equivalents and other income and expenses. Our interest expense varies based on the level of debt outstanding and changes in interest rates.

Income tax expense. Income tax expense consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations

The following table sets forth our statements of income, as included in the condensed consolidated statements of comprehensive income, as a percentage of revenues for the three months ended March 31, 2012 and 2011. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Subscription revenues	94.5%	93.6%
Product and other revenues	5.5	6.4

Total revenues	100.0	100.0
Costs of revenues:
Cost of subscription revenues	15.0	15.3
Cost of product and other revenues	2.6	2.0

Total cost of revenues	17.6	17.3

Gross profit	82.4	82.7
Operating expenses:
Technology and development	15.3	15.0
Marketing and advertising	36.4	37.1
General and administrative	9.8	10.3
Amortization of acquired intangible assets	2.4	4.7

Total operating expenses	63.9	67.1

Income from operations	18.5	15.6
Other income (expense), net	—	(0.1)

Income before income taxes	18.5	15.5
Income tax expense	(6.0)	(5.6)

Net income	12.5	9.9

Revenues, Cost of Revenues and Gross Profit

	Three Months Ended
	March 31,
	2012	2011	% Change
	(In thousands)
Revenues:
Subscription revenues	$102,596	$85,183	20.4%
Product and other revenues	5,940	5,845	1.6

Total revenues	108,536	91,028	19.2
Cost of revenues:
Cost of subscription revenues	16,294	13,887	17.3
Cost of product and other revenues	2,785	1,828	52.4

Total cost of revenues	19,079	15,715	21.4

Gross profit	$89,457	$75,313	18.8

Gross profit percentage	82.4%	82.7%

Subscription revenues

For the three months ended March 31, 2012, our subscription revenues increased $17.4 million compared to the three months ended March 31, 2011. The increase was primarily the result of an increase in the number of total subscribers and a slight increase in average monthly revenue per subscriber. Net subscriber additions increased primarily due to continued marketing efforts in connection with the third season of “Who Do You Think You Are?” and other targeted marketing promotions. The increase in average monthly revenue per subscriber was primarily due to an increase in the percentage of overall subscribers’ packages that were premium packages. This increase was partially offset by a decrease in the percentage of overall subscribers that were monthly subscribers. Both premium packages and monthly subscriptions provide greater monthly revenue than other packages and durations. For the three months ended March 31, 2012, changes in average foreign currency exchange rates did not have a significant effect on subscription revenues.

Product and other revenues

For the three months ended March 31, 2012, our product and other revenues increased slightly compared to the three months ended March 31, 2011.

Cost of subscription revenues

For the three months ended March 31, 2012, our cost of subscription revenues increased $2.4 million compared to the three months ended March 31, 2011. The increase was primarily due to a $0.8 million increase in Web server operating costs partly attributable to greater user traffic volume, a $0.5 million increase in our personnel-related costs reflecting additional subscriber services and Web hosting support personnel, a $0.4 million increase in content database amortization due to continued investment in content databases and a $0.3 million increase in our credit card processing fees reflecting higher transaction volumes as a result of growth in total subscribers.

Cost of product and other revenues

For the three months ended March 31, 2012, our cost of product and other revenues increased $1.0 million compared to the three months ended March 31, 2011. The increase was primarily due to $0.8 million in costs related to a new Ancestry DNA service.

Operating Expenses

	Three Months Ended
	March 31,
	2012	2011	% Change
	(In thousands)
Operating expenses:
Technology and development	$16,627	$13,668	21.6%
Marketing and advertising	39,549	33,808	17.0
General and administrative	10,642	9,357	13.7
Amortization of acquired intangible assets	2,561	4,270	(40.0)

Total operating expenses	$69,379	$61,103	13.5

Technology and development

For the three months ended March 31, 2012, our technology and development expenses increased $3.0 million compared to the three months ended March 31, 2011. The increase is primarily due to an increase in personnel-related expenses resulting from a 22% increase in the average number of technology and development personnel during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Marketing and advertising

For the three months ended March 31, 2012, our marketing and advertising expenses increased $5.7 million compared to the three months ended March 31, 2011. The increase was primarily due to a $3.7 million increase in television ad campaigns, a $1.0 million increase in display advertising and a $0.7 million increase in paid search. These increases primarily related to increases in advertising volume and media rates. In addition, personnel costs increased $1.0 million due to a 22% increase in the average number of marketing and advertising personnel during the three months ended March 31, 2012. Due in part to the higher media rates, marketing spend grew at a higher rate than gross subscriber additions, which resulted in an increase in subscriber acquisition cost in the three months ended March 31, 2012 compared to the same period in 2011. These increases were partially offset by reductions of $0.8 million in affiliate expenses.

General and administrative

For the three months ended March 31, 2012, our general and administrative expenses increased $1.3 million compared to the three months ended March 31, 2011. The increase was primarily the result of a $0.7 million increase in personnel-related costs, the majority of which represented increased stock-based compensation expense. In addition, outside services costs, including costs related to business acquisitions, increased $0.7 million.

Amortization of acquired intangible assets

For the three months ended March 31, 2012, our amortization of acquired intangible assets decreased $1.7 million compared to the three months ended March 31, 2011. The decrease was primarily due to certain acquired intangible assets now being fully amortized.

Other Income (Expense), Net and Income Tax Expense

	Three Months Ended
	March 31,
	2012	2011	% Change
	(In thousands)
Other income (expense), net	$39	$(107)	(136.4)%
Income tax expense	(6,570)	(5,132)	28.0
Other data:
Effective tax rate	32.7%	36.4%

Other income (expense), net

For the three months ended March 31, 2012, our other income (expense), net changed slightly compared to the three months ended March 31, 2011.

Income tax expense

Our effective income tax rate decreased by 3.7 percentage points for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was primarily due to increased earnings in jurisdictions with lower effective tax rates in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Other Financial Data

In addition to our results discussed above determined under accounting principles generally accepted in the United States of America (“GAAP”), we believe adjusted EBITDA and free cash flow are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA and free cash flow as supplemental measures to evaluate the overall operating performance of companies. For the three months ended March 31, 2012 and 2011, our net income, adjusted EBITDA and free cash flow were as follows:

	Three Months Ended
	March 31,
	2012	2011	% Change
	(In thousands)
Net income	$13,547	$8,971	51.0%
Adjusted EBITDA(1)	31,683	25,604	23.7
Free cash flow(2)	14,713	18,742	(21.5)

(1)	Adjusted EBITDA. We define adjusted EBITDA as net income plus other (income) expense, net; income tax expense; non-cash charges, including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and certain non-recurring (income) expenses.
(2)	Free cash flow. We define free cash flow as net income plus other (income) expense, net; income tax expense; non-cash charges, including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and certain non-recurring (income) expenses; and minus capitalization of content databases, purchases of property and equipment and cash paid for income taxes and interest.

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

Our management uses adjusted EBITDA and free cash flow as measures of operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance. Adjusted EBITDA together with revenues has also been used as a financial performance objective in determining the bonus pool under our recent performance incentive programs. Management believes that the use of adjusted EBITDA and free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Management believes that it is useful to exclude non-cash charges such as depreciation, amortization, impairment of intangible assets and stock-based compensation expense from adjusted EBITDA and free cash flow because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards.

Although adjusted EBITDA and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA and free cash flow each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

Some of these limitations are:

•

adjusted EBITDA and free cash flow do not reflect our future requirements for contractual commitments and adjusted EBITDA does not reflect our cash expenditures or future requirements for content databases, property and equipment;

•	adjusted EBITDA and free cash flow do not reflect changes in, or cash requirements for, our working capital;

•	adjusted EBITDA does not reflect other income and expenses, including interest income and expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes;

•	adjusted EBITDA and free cash flow do not reflect the non-cash component of employee compensation;

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

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income:
Net income	$13,547	$8,971
Other (income) expense, net	(39)	107
Income tax expense	6,570	5,132
Depreciation	3,547	3,264
Amortization	5,111	6,405
Stock-based compensation expense	2,947	1,725

Adjusted EBITDA	$31,683	$25,604

Capitalization of content databases	(5,140)	(5,747)
Purchases of property and equipment	(5,093)	(725)
Cash paid for interest	(117)	(115)
Cash paid for income taxes	(6,620)	(275)

Free cash flow	$14,713	$18,742

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and our revolving credit facility. At March 31, 2012, we had $148.0 million of total liquidity, comprised of $48.0 million in cash and cash equivalents and the ability to borrow $100.0 million under a three-year $100 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions. Note 2 of the accompanying notes to our condensed consolidated financial statements describes further the composition of our cash and cash equivalents. Note 7 to the Consolidated Financial Statements included in our 2011 Annual Report describes further the terms of our revolving credit facility.

At March 31, 2012, approximately $19.7 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our U.S. operations and were repatriated, we could be required to accrue and pay U.S. federal income taxes. However, we currently intend to reinvest these funds in growing our international operations, and do not anticipate a need to repatriate the funds for our U.S. operations.

Our primary uses of cash include costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases, property and equipment, investments in new service offerings and technologies and Web hosting costs. We also use cash for other purposes including repurchases of shares of our common stock, business acquisitions and repayment of borrowings under our credit facility. Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

•	the levels of advertising and promotion required to retain and acquire subscribers;

•	the development of new services and enhancement of functionality in our technology and tools;

•	market acceptance of our services;

•	the launch of additional services and improvement of our competitive position in the marketplace;

•	future stock repurchases by us;

•	our engaging in additional business acquisitions;

•	the level of new content acquisition required to retain and acquire subscribers;

•	the expansion of our development, marketing and administrative organizations;

•	amounts we must spend to integrate and operate acquired businesses;

•	the building of infrastructure necessary to support our growth; and

•	our relationships with subscribers and vendors.

Our expenditures have increased as our operations and personnel have grown, and we anticipate that our expenditures will continue to increase in the future. We expect to continue to invest in content databases in 2012 as we digitize and index the 1940 U.S. Federal Census, the 1911 England Census and other content collections. We expect cash and cash equivalents on hand, cash flow from operations and our revolving credit facility will provide adequate funds for our currently anticipated operating and recurring cash needs (e.g., working capital and capital expenditures) for at least the next twelve months. However, we recently announced that that we have entered into a definitive agreement to acquire Archives.com for $100.0 million in cash consideration plus assumed liabilities, and that our board of directors authorized the repurchase of up to $100.0 million of our outstanding common stock. Our current sources of liquidity do not accommodate us funding both initiatives simultaneously. As such, we expect to enter into a new credit facility. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may not be able to complete our share repurchase authorization.

Cash Flow Analysis

Summary cash flow information for cash and cash equivalents for the three months ended March 31, 2012 and 2011 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Three Months Ended
	March 31,
	2012	2011	% Change
	(In thousands)
Net cash and cash equivalents and short-term investments provided by (used in):
Operating activities	$40,729	$36,400	12%
Investing activities	(21,964)	(6,472)	239
Financing activities	(19,726)	6,788	(391)

Net cash provided by operating activities

For the three months ended March 31, 2012, net cash provided by operating activities was $40.7 million, an increase of $4.3 million compared to the three months ended March 31, 2011. Net cash provided by operating activities consisted of net income of $13.5 million, adjustments for non-cash items of $12.8 million and the changes in operating assets and liabilities of $14.4 million. For the three months ended March 31, 2012, this represented a $4.6 million increase in net income, a $2.3 million increase in non-cash adjustments and a $2.5 million decrease in the changes in operating assets and liabilities over the three months ended March 31, 2011. The increase in adjustments for non-cash items primarily consisted of a $2.1 million increase in deferred income taxes and a $1.2 million increase in stock-based compensation expense due to additional employee equity awards. These increases were partially offset by a $1.0 million decrease in depreciation and amortization primarily due to decreased amortization of acquired intangible assets. The decrease in the changes in operating assets and liabilities was primarily driven by a $6.8 million decrease in the change in our net income tax payable/receivable, including a $3.1 million decrease in the change in the excess tax benefits of stock-based awards activity. The change in restricted cash increased $3.5 million primarily due to acquisitions. These decreases were partially offset by a $4.7 million net increase in the change in other operating assets and liabilities primarily due to the timing of cash receipts and payments.

Net cash used in investing activities

For the three months ended March 31, 2012, net cash used in investing activities totaled $22.0 million, an increase of $15.5 million compared to the three months ended March 31, 2011. For the three months ended March 31, 2012, we used cash of $11.7 million to acquire businesses, and we increased our investment in property and equipment by $4.4 million.

Net cash used in financing activities

For the three months ended March 31, 2012, net cash used in financing activities totaled $19.7 million, a change from cash provided by financing activities of $26.5 million compared to the three months ended March 31, 2011. The change was primarily due to $12.8 million in repurchases of shares of our common stock, the repayment of $10.0 million of debt, and a $3.1 million decrease in the excess tax benefit from stock-based awards activity.

Contractual Obligations

There have been no significant changes to our contractual obligations since December 31, 2011.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, expenses and related disclosures. These estimates and assumptions are often based on historical experience and judgments that we believe to be reasonable under the circumstances at the time made. However, all such estimates and assumptions are inherently uncertain and unpredictable and actual results may differ. It is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that could result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis.

We consider the assumptions and estimates associated with the testing of goodwill for impairment, recoverability of long-lived assets, income taxes, the period of amortization of our content databases and stock-based compensation expense to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 to our Consolidated Financial Statements included in our 2011 Annual Report. There have been no changes to our significant accounting policies since December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business which currently are comprised primarily of foreign currency exchange rate risk. We are also exposed to interest rate risk when we have borrowings outstanding under our credit facility. For financial market risks related to foreign currency exchange and interest rates, refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our 2011 Annual Report other than our repayment of our debt that was outstanding at December 31, 2011. Our exposure to market risk has not changed significantly since December 31, 2011.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are party to legal proceedings arising in the ordinary course of business and may become involved in legal proceedings and other claims that arise in the ordinary course of business or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While we cannot assure the ultimate outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding will be resolved in a manner that would have a material adverse effect on our business.

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

We generate substantially all of our revenues from subscriptions to our services. We must continue to retain existing and attract new subscribers, which we seek to do in part by investing in our product platform and new services and technologies, such as our mobile and our Ancestry DNA services. If our efforts to satisfy our existing subscribers are not successful, we may not be able to retain them, and as a result, our revenues would be adversely affected. For example, if consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to regularly introduce new and improved services and more content, or if we introduce new services that are not favorably received by the market, we may not be able to retain existing or attract new subscribers. We rely on our marketing and advertising efforts to attract new subscribers. If we are unable to effectively retain existing subscribers and attract new subscribers, our business, financial condition and results of operations would be adversely affected.

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

Our revenues have grown rapidly, increasing from $166.4 million in 2007 to $399.7 million in 2011, representing a compound annual growth rate of 24.5%. In the first quarter 2012, our revenues increased 19% over the first quarter 2011. While we expect that our business will continue to grow, we anticipate that our revenue growth rate will generally decrease over time as it did in the first quarter 2012. Since we do not expect to sustain our historical growth rate in future periods, you should not rely on the revenue growth of any prior year or other period as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings, including new product offerings, and acquiring new and relevant content, and also to expanding awareness of our brand and category through marketing, which may reduce our margins in the near term. If our margins or our future growth resulting from our implementation of these strategies fail to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.

If we experience excessive rates of subscriber cancellation, or monthly churn, our revenues and business may be harmed.

We must continually add new subscribers both to replace subscribers who choose to cancel their subscriptions and to grow our business beyond our current subscriber base. Subscribers choose to cancel their subscriptions for many reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience or subscriber service issues are not satisfactorily resolved. Subscribers may choose to cancel their subscriptions at any time prior to the renewal date. When we add subscribers as rapidly as we did in the first quarters of 2011 and 2010, which corresponded with the airing of the first and second seasons of NBC’s television show “Who Do You Think You Are?,” the rate of subscriber cancellation, or monthly churn, may also increase as it did in the second quarters of 2011 and 2010. In these periods, monthly churn rose to 4.6% and 4.3%, respectively, from 3.7% and 3.3% in the first quarters of 2011 and 2010, respectively. We may see this trend continue in the first half of 2012 due to subscriber growth corresponding with the airing of the third season of “Who Do You Think You Are?” If we are unable to attract new subscribers in numbers greater than the impact of our monthly churn, our subscriber base will decrease and our business, financial condition and results of operations may be adversely affected.

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

We continually evaluate and test the types of subscriptions that we offer. Based on the results of any product or price testing conducted, we may change the types of subscriptions we offer or we may price and market different types of subscriptions as we did in late 2011 when we began offering new subscribers on Ancestry.com a choice of semi-annual subscriptions in place of annual subscriptions. Although annual subscribers have historically represented the majority of our subscriber base and did at March 31, 2012, new subscribers on Ancestry.com are currently being offered the choice of monthly and semi-annual subscriptions. We generally experience higher rates of monthly churn for monthly subscribers than for longer-term subscribers. If the percentage of overall subscribers that are monthly subscribers increases, more of our revenues would depend on monthly renewals, and we would likely have higher monthly churn. While offering semi-annual subscription durations may lead some monthly subscribers to choose a longer subscription duration, the shift of subscribers from annual to semi-annual subscriptions may offset any benefit realized from the shift from monthly to semi-annual subscriptions and result in increased monthly churn. In the future, we may continue to perform product and price tests involving most of our prospective users, the results of which could affect our number or mix of subscribers and may have an adverse impact on our results of operations, stock price and key operating metrics.

Additionally, the largely long-term commitments of our subscribers have enhanced our near-term visibility on our revenues, which we believe has enabled us to more effectively manage the growth of our business and provide working capital benefits. Our shift to offering new subscribers only monthly and semi-annual subscription durations could cause a reduction in this near-term visibility, which could make it more difficult to manage our growth and effectively budget future working capital requirements.

Acquisitions may not be completed within the expected timeframe or at all, and businesses or technologies we acquire could prove difficult to integrate, disrupt our ongoing business, dilute stockholder value or have an adverse effect on our results of operations.

As part of our business strategy, we engage in acquisitions of businesses or technologies from time to time to augment our organic or internal growth. In March 2012, we made two such acquisitions for approximately $11.7 million in cash. In addition, in April 2012 we entered into a definitive agreement to acquire Archives.com for $100.0 million in cash consideration plus assumed liabilities. While we have engaged in acquisitions in the past, our experience with integrating and managing acquired businesses or assets is still limited. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any recent or future acquisition could involve numerous risks including:

•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the operations and products of the acquired business;

•	inability to effectively operate the new business;

•	exposure to unknown liabilities, including litigation, against the companies we acquire;

•	use of cash or borrowings under our credit facility or otherwise to fund the acquisition or for unanticipated expenses;

•	additional outside service costs, including legal, accounting and consulting fees;

•	additional costs due to differences in culture, geographical locations and duplication of key talent;

•	difficulty integrating the financial reports of the acquired business in our consolidated financial statements and implementing our internal controls in the acquired business;

•	potential impairment of goodwill and acquired intangible assets;

•	dilution to our current stockholders from the issuance of equity securities; and

•	potential loss of key employees or customers of the acquired company.

The acquisition of Archives.com could be delayed or prevented by regulatory approval requirements, including antitrust review, or other conditions. The same delays could apply to any future acquisitions we announce. We may not be successful in addressing these risks or any other problems encountered in connection with any attempted acquisitions, and we could assume the economic risks of such failed or unsuccessful acquisitions.

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

We have purchased product integration in all three seasons of the television show “Who Do You Think You Are?” in the United States, including season three, which began to air in February 2012. Although the airing of the first two seasons of this series in 2010 and 2011, together with our increased television advertising, caused increased interest in our core business that resulted in a greater number of subscribers, we cannot guarantee that the show will have a long-term favorable effect on our net income and, in fact, we have seen a decrease in viewership in the current season. We cannot assure you that NBC will air any future seasons of the show, or if they do, that we will always participate. If we do not receive lasting benefits from “Who Do You Think You Are?,” or if the show does not continue to be well received or cancelled, it could have a negative effect on our business and our stock price.

We face competition from a number of different sources, and our failure to compete effectively could adversely impact our revenues, results of operations and financial condition.

We face competition in our business from a variety of organizations, some of which provide genealogical records free of charge. For example, in response to the recent release of the 1940 U.S. Federal Census, we have seen increased competition from both new domestic entities and established foreign competitors that have entered the U.S. market. We expect competition to increase in the future. Many external factors, including the cost of marketing, content acquisition and technology and our current and future competitors’ pricing and marketing strategies, can significantly affect our competitive strategies, including pricing. In 2011, we announced that we were making the 1940 U.S. Federal Census available to all Ancestry.com registered users free-of-charge from the date it was released in April 2012 through December 31, 2013. However, if in doing so or through some other measure we fail to meet our subscribers’ expectations, we could fail to retain existing or attract new subscribers, either of which could harm our business and results of operations.

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

We acquire a portion of our content pursuant to ongoing license agreements. Some of these agreements have finite terms and we may not be able to renew the agreements on terms that are advantageous to us or at all. For example, we license a significant amount of our United Kingdom content from the United Kingdom National Archives under several license agreements that generally have ten-year terms, with varying automatic extension periods. The agreements are generally terminable by either party for breach by the other party and by the United Kingdom National Archives upon our insolvency or bankruptcy. Some of these agreements permit the United Kingdom National Archives to terminate these licenses if we undergo a change of control.

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

Digitizing and indexing new historical content can take a significant amount of time and expense and we generally incur the expenses related to such content significantly in advance of the time we can make it available to our subscribers. We have invested more than $130 million to acquire, digitize and index content, including content acquired through business acquisitions, and we expect to continue to spend significant resources on content. Increases in the cost or time required to digitize and index new content could harm our financial results. Currently, two transcription vendors perform a substantial portion of our data transcription as measured by cost. We do not have long-term contracts with any of our transcription vendors. If we were to replace one of these transcription vendors for any reason, we would be required to provide extensive training to the new vendor, which could delay our ability to make our new content available to our subscribers, and our relationships with the new transcription vendors may be on financial or other terms less favorable to us than our existing arrangements. Our inability to maintain or acquire content or to make new content available online in a timely and cost-effective manner would have an adverse effect on our business, financial condition and results of operations.

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

Our growth in operations has placed a strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings, will continue to place similar strains on our personnel, technology and infrastructure. Our full-time employee headcount increased 25% in 2011, and we plan to hire additional personnel in 2012. Particularly when adding staff quickly, we may not make optimal hiring decisions or may not integrate personnel effectively. Increased activity on our Web sites, particularly sudden increases, could strain our capacity and result in Web site performance issues or cause us to hit limitations in our present infrastructure or other technology. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional personnel and capital investments will increase our cost base, which, if we fall short of anticipated revenue growth, will make it more difficult to decrease expenses in the short term. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.

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

At March 31, 2012, approximately 29% of subscribers to our Ancestry.com Web sites, and for the three months ended March 31, 2012, approximately 26% of our subscription revenues were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:

•	exposure to foreign currency exchange rate fluctuations;

•	compliance with foreign laws and the interpretation of those laws, including tax and employment law;

•	compliance with changing and conflicting legal and regulatory regimes;

•	compliance with U.S. laws affecting operations outside of the U.S., including the Foreign Corrupt Practices Act;

•	compliance with varying and conflicting intellectual property laws;

•	effects of repatriating cash earned in foreign jurisdictions;

•	difficulties in staffing and managing international operations;

•	prevention of business or user fraud; and

•	effective implementation of internal controls and processes across diverse operations and a dispersed employee base.

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

Additionally, from time to time, our subscribers express dissatisfaction with our service, including, among other things, dissatisfaction with our auto-renewal and other billing policies, our handling of personal data and the way our services operate. To the extent that dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers may be adversely affected. In addition, even if our brand recognition and loyalty increase, this may not result in increased use of our products and services or higher revenues. Many of our subscribers are passionate about family history research, and many of these subscribers participate in blogs and other messaging on this topic on our Web sites, social media and elsewhere. If actions we take or changes we make to our products upset these subscribers, their blogging and messaging could negatively affect our brand and reputation, which could harm our revenues, results of operations and financial condition.

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

We distribute free mobile apps as part of our product and service enhancement efforts. Our mobile apps are becoming an increasingly important way for new users to register. Most users of our free mobile apps download them from various service providers that do not currently charge us fees or commissions. If one or more of these service providers were to begin to impose fees or commissions upon us in connection with their distribution of our mobile apps, or prohibit us from distributing our mobile apps on their platforms, we may be unable to attract on a cost-effective basis a similar number of new registered users that we can convert to subscribers, which could adversely affect our financial condition and results of operations.

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

Our current credit facility may not be sufficient for current needs and we may require additional capital for business opportunities, acquisitions or unforeseen circumstances. If such sources are not available to us, or are not available on acceptable terms, we may not be able to expand and our business and/or our operating results and financial condition may be harmed.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business opportunities, including developing new features and products or enhancing our existing solutions, improving our operating infrastructure, making stock repurchases, or acquiring complementary businesses and technologies. Our current credit facility is in the amount of $100.0 million, which may not be sufficient for planned business acquisitions and stock repurchases under authorized plans. Accordingly, we may engage in debt financings to secure additional funds; however, we may not be able to obtain additional financing on terms favorable to us, if at all. For example, our current credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing secured by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow our business and to respond to business challenges could be significantly impaired, and our business may be harmed.

Our current credit facility could limit our flexibility in operating our business.

Our current credit facility contains a number of financial and operating covenants that could limit our flexibility in operating our business, including a covenant to maintain a specified ratio of a measure of certain funded indebtedness (excluding subordinated indebtedness) to a measure of EBITDA (as EBITDA is defined in our credit facility) and a covenant to maintain a specified ratio of a measure of EBITDA to a measure of fixed charges.

Any indebtedness we undertake could:

•	make us more vulnerable to unfavorable economic conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	require us to dedicate or reserve a large portion of our cash flow from operations for making payments on our indebtedness, which would prevent us from using it for other purposes;

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

For the three months ended March 31, 2012, approximately 23% of our total revenues were received, and approximately 11% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar and the Canadian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

We earn a significant amount of our operating income from outside the U.S., and there have been proposals to change U.S. tax laws that would significantly impact how we are taxed on foreign earnings, including a February 2012 proposal by the Obama administration that would establish a minimum tax on multinational corporations’ foreign earnings. Although we cannot predict whether or in what form any proposed legislation may be enacted, such tax law changes could have a material adverse impact on our future tax expense and cash flow.

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

At March 31, 2012, Spectrum Equity Investors V, L.P. and certain of its affiliates beneficially owned in the aggregate shares representing approximately 31% of our outstanding voting power. Two persons associated with Spectrum Equity Investors V, L.P. currently serve on our board of directors. As a result, Spectrum Equity Investors V, L.P. and certain of its affiliates could have influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of Spectrum Equity Investors V, L.P. and certain of its affiliates may not always coincide with the interests of the other holders of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases for the three months ended March 31, 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands, except per share data)
January 1- 31, 2012	—	$—	—	$12,832
February 1-29, 2012	—	—	—	12,832
March 1-31, 2012(2)	541	23.71	541	—

Total shares repurchased	541	23.71	541

(1)	In October 2011, our board of directors authorized the repurchase of up to $50.0 million in shares of our outstanding common stock. The shares were to be repurchased from time to time through September 30, 2012 in the open market or in privately negotiated transactions.
(2)	During the three months ended March 31, 2012, we used the remaining $12.8 million authorized under our share repurchase program to purchase shares. Accordingly, no additional shares of our common stock may be repurchased under this authorization.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Bylaws (effective February 13, 2012). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2012 (File No. 001-34518))

10.1	Employment Letter by and between Howard Hochhauser and Ancestry.com Inc., dated March 9, 2012, amending the Employment Letter between the parties, dated July 20, 2009, as amended by Amendment No. 1, dated July 22, 2010

10.2	Employment Letter by and between Eric Shoup and Ancestry.com Inc., dated March 9, 2012, amending the Employment Letter between the parties, dated March 30, 2010, as amended by Amendment No. 1, dated July 22, 2010 and Amendment No. 2, dated April 26, 2011

10.3	Employment Letter by and between William Stern and Ancestry.com Inc., dated March 9, 2012, amending the Employment Letter between the parties, dated June 29, 2009, as amended by Amendment No. 1, dated July 22, 2010

10.4	Employment Letter by and between Jeffery Weber and Ancestry.com Inc., dated March 9, 2012

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancestry.com Inc.

Dated: May 4, 2012	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: May 4, 2012	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Bylaws (effective February 13, 2012). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2012 (File No. 001-34518))

10.1	Employment Letter by and between Howard Hochhauser and Ancestry.com Inc., dated March 9, 2012, amending the Employment Letter between the parties, dated July 20, 2009, as amended by Amendment No. 1, dated July 22, 2010

10.2	Employment Letter by and between Eric Shoup and Ancestry.com Inc., dated March 9, 2012, amending the Employment Letter between the parties, dated March 30, 2010, as amended by Amendment No. 1, dated July 22, 2010 and Amendment No. 2, dated April 26, 2011

10.3	Employment Letter by and between William Stern and Ancestry.com Inc., dated March 9, 2012, amending the Employment Letter between the parties, dated June 29, 2009, as amended by Amendment No. 1, dated July 22, 2010

10.4	Employment Letter by and between Jeffery Weber and Ancestry.com Inc., dated March 9, 2012

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.