Form 10-Q
period 2012-06-30
Ancestry.com Inc.
filed 2012-08-02
CIK 1469433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐     No  ☒

As of July 26, 2012, there were 43,001,616 shares of the registrant’s common stock, par value $0.001, outstanding.

Ancestry.com Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANCESTRY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$69,615	$48,998
Restricted cash	3,689	1,702
Accounts receivable, net of allowances of $695 and $527 at June 30, 2012 and December 31, 2011, respectively	6,626	7,599
Income tax receivable	8,798	1,763
Deferred income taxes	4,823	4,823
Prepaid expenses and other current assets	7,965	7,945

Total current assets	101,516	72,830
Property and equipment, net	24,694	21,701
Content databases, net	84,199	76,646
Intangible assets, net	22,912	17,594
Goodwill	303,102	302,422
Other assets	4,638	2,656

Total assets	$541,061	$493,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,432	$9,817
Accrued expenses	32,442	34,725
Deferred revenues	133,498	108,654
Debt	—	10,000

Total current liabilities	175,372	163,196
Deferred income taxes	16,539	14,925
Other long-term liabilities	6,537	5,219

Total liabilities	198,448	183,340
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 175,000 shares authorized; 48,579 shares issued and 42,933 shares outstanding at June 30, 2012 and 47,898 shares issued and 42,793 shares outstanding at December 31, 2011	49	48
Additional paid-in capital	386,492	374,948
Treasury stock, at cost; 5,646 and 5,105 shares at June 30, 2012 and December 31, 2011, respectively	(175,000)	(162,168)
Accumulated other comprehensive income	431	564
Retained earnings	130,641	97,117

Total stockholders’ equity	342,613	310,509

Total liabilities and stockholders’ equity	$541,061	$493,849

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)
	(In thousands, except per share data)
Revenues:
Subscription revenues	$113,037	$96,707	$215,633	$181,890
Product and other revenues	6,041	4,601	11,981	10,446

Total revenues	119,078	101,308	227,614	192,336
Costs of revenues:
Cost of subscription revenues	16,403	14,111	32,697	27,998
Cost of product and other revenues	3,584	1,841	6,369	3,669

Total cost of revenues	19,987	15,952	39,066	31,667

Gross profit	99,091	85,356	188,548	160,669
Operating expenses:
Technology and development	18,778	14,242	35,405	27,910
Marketing and advertising	34,944	30,250	74,493	64,058
General and administrative	12,733	10,111	23,375	19,468
Amortization of acquired intangible assets	3,224	4,297	5,785	8,567

Total operating expenses	69,679	58,900	139,058	120,003

Income from operations	29,412	26,456	49,490	40,666
Other expense, net	(54)	(429)	(15)	(536)

Income before income taxes	29,358	26,027	49,475	40,130
Income tax expense	(9,381)	(9,470)	(15,951)	(14,602)

Net income	$19,977	$16,557	$33,524	$25,528

Net income per common share:
Basic	$0.47	$0.36	$0.78	$0.56

Diluted	$0.44	$0.33	$0.74	$0.51

Weighted average common shares outstanding:
Basic	42,758	45,596	42,766	45,484

Diluted	45,469	49,893	45,598	50,082

Comprehensive income	$19,578	$16,454	$33,391	$25,910

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
	(In thousands)
Operating activities:
Net income	$19,977	$16,557	$33,524	$25,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,606	3,188	7,153	6,452
Amortization of content databases	2,587	2,279	5,137	4,415
Amortization of acquired intangible assets	3,224	4,297	5,785	8,567
Amortization of deferred financing costs	69	69	138	138
Deferred income taxes	535	(2,021)	1,625	(2,989)
Stock-based compensation expense	4,056	2,201	7,003	3,926
Changes in operating assets and liabilities:
Accounts receivable	6,219	999	973	1,308
Restricted cash	8	44	(2,987)	536
Other assets	(846)	(581)	(1,297)	(233)
Income taxes, net	(5,044)	7,850	(6,180)	13,493
Accounts payable and other liabilities	(5,910)	8,041	(359)	2,387
Excess tax benefits from stock-based awards activity	(1,367)	(16,393)	(2,347)	(20,449)
Deferred revenues	5,169	5,054	24,844	24,906

Net cash provided by operating activities	32,283	31,584	73,012	67,985

Investing activities:
Capitalization of content databases	(7,538)	(4,204)	(12,678)	(9,951)
Purchases of property and equipment	(5,024)	(3,693)	(10,117)	(4,418)
Acquisition of businesses	—	—	(11,731)	—

Net cash used in investing activities	(12,562)	(7,897)	(34,526)	(14,369)

Financing activities:
Proceeds from exercise of stock options	1,354	7,290	3,806	10,022
Taxes paid related to net share settlement of stock-based awards	(842)	(515)	(1,168)	(515)
Principal payments on debt	—	—	(10,000)	—
Excess tax benefits from stock-based awards activity	1,367	16,393	2,347	20,449
Repurchases of common stock	—	(78,095)	(12,832)	(78,095)

Net cash provided by (used in) financing activities	1,879	(54,927)	(17,847)	(48,139)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	(33)	(4)	(22)	23
Net increase (decrease) in cash and cash equivalents	21,567	(31,244)	20,617	5,500
Cash and cash equivalents at beginning of period	48,048	102,263	48,998	65,519

Cash and cash equivalents at end of period	$69,615	$71,019	$69,615	$71,019

Supplemental disclosures of cash flow information:
Cash paid for interest	$83	$111	$200	$226
Cash paid for income taxes	13,904	3,282	20,524	3,557
Supplemental disclosures of noncash investing and financing activities:
Capitalization of stock-based compensation	32	9	59	18

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet at June 30, 2012 and the condensed consolidated statements of comprehensive income and cash flows for the three and six months ended June 30, 2012 and 2011 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the company’s financial position, results of operations and cash flows for the three and six months ended June 30, 2012 and 2011. The majority of the company’s revenues are subscription revenues, which are recognized ratably over the subscription periods; the costs to acquire subscribers are generally incurred before the company recognizes the associated subscription revenues. Results of operations may vary between periods due to the timing of when revenues and expenses are recognized. As such, the results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

There have been no changes to the company’s significant accounting policies as described in the 2011 Annual Report for the three and six months ended June 30, 2012.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Cash	$25,860	$25,811
Cash equivalents:
Money market funds	30,255	23,187
Time deposits	13,500	—

Total cash and cash equivalents	$69,615	$48,998

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

Cash equivalents consist of highly liquid investments with original maturities of three months or less and are classified within Level 1 or Level 2 of the fair value hierarchy. The company values its cash equivalents using quoted market prices or models utilizing market observable inputs. There were no movements between fair value measurement levels of the company’s cash equivalents during the six months ended June 30, 2012. The following table summarizes the financial instruments of the company at fair value based on the valuation approach applied at June 30, 2012 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$30,255	$30,255	$—	$—
Time deposits	13,500	—	13,500	—

Total assets	$43,755	$30,255	$13,500	$—

The following table summarizes the financial instruments of the company at fair value based on the valuation approach applied at December 31, 2011 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$23,187	$23,187	$—	$—

Total assets	$23,187	$23,187	$—	$—

The carrying amounts reported in the financial statements for accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. At December 31, 2011, the carrying value of debt outstanding approximated its fair value based on interest rates available to the company for debt with similar terms. At June 30, 2012, the company had no debt outstanding.

4. DEBT

In September 2010, the company entered into a three-year $100.0 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions (the “Credit Facility”). Borrowings under the Credit Facility may be used to finance the on-going working capital needs of the company and its subsidiaries and for general corporate purposes, including permitted business acquisitions, capital expenditures and authorized share repurchases. At December 31, 2011, the company had $10.0 million of debt outstanding under the Credit Facility. In January 2012, the company paid this amount in full. At June 30, 2012, there were no borrowings outstanding. The Credit Facility contains financial and other covenants, and the company was in compliance with all of these covenants at June 30, 2012.

5. NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted average number of outstanding shares of common stock during the period. Diluted net income per common share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist primarily of incremental shares issuable upon the assumed vesting and exercise or settlement of stock-based awards using the treasury-stock method.

The following table sets forth the computations of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic net income per common share:
Net income	$19,977	$16,557	$33,524	$25,528
Shares used in computation:
Weighted average common shares outstanding	42,758	45,596	42,766	45,484

Basic net income per common share	$0.47	$0.36	$0.78	$0.56

Diluted net income per common share:
Net income	$19,977	$16,557	$33,524	$25,528
Shares used in computation:
Weighted average common shares outstanding	42,758	45,596	42,766	45,484
Dilutive stock-based awards	2,711	4,297	2,832	4,598

Weighted average number of diluted common shares	45,469	49,893	45,598	50,082

Diluted net income per common share	$0.44	$0.33	$0.74	$0.51

The computation of diluted net income per common share for the three and six months ended June 30, 2012 excluded 1.8 million shares and 1.7 million shares, respectively, as their impact was anti-dilutive. The computation of diluted net income per common share for the three and six months ended June 30, 2011 excluded 0.7 million shares as their impact was anti-dilutive.

6. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2012, the company repurchased approximately 0.5 million shares of common stock in the open market for $12.8 million. No shares were repurchased during the three months ended June 30, 2012. Shares repurchased during the six months ended June 30, 2012 were repurchased under an October 2011 share repurchase authorization of the company’s board of directors and were recorded as treasury stock at cost. In total, approximately 2.1 million shares of common stock were repurchased for $50.0 million under this completed authorization.

In April 2012, the company’s board of directors authorized the repurchase of up to $100.0 million in shares of the company’s outstanding common stock. Shares may be repurchased from time to time through March 31, 2013 in the open market or in privately negotiated transactions. The company expects to fund any repurchases using cash on hand or borrowings under a credit facility. The amount and timing of specific repurchases, if any, will depend on market conditions, stock price, available sources of liquidity and other factors. At June 30, 2012, no shares had been repurchased under this authorization.

7. STOCK-BASED AWARDS

The company grants stock options and other stock-based awards, including restricted stock units (“RSUs”), to employees, directors and consultants under the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan is subject to an automatic annual increase provision on the first day of each fiscal year. On January 1, 2012, the number of shares available to be granted under the 2009 Plan increased by 1.7 million shares due to this provision. At June 30, 2012, 4.1 million shares were available to be granted under the 2009 Plan.

Stock Options

Stock options granted during the six months ended June 30, 2012 vest over four to five years. Stock option activity for the six months ended June 30, 2012 was as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	5,234	$8.43
Granted	859	23.33
Exercised	(550)	6.91
Canceled	(37)	7.79

Outstanding at June 30, 2012	5,506	10.91	6.1	$95,080

Exercisable at June 30, 2012	3,785	5.74	4.9	82,493
Vested and expected to vest at June 30, 2012	5,410	10.75	6.0	94,412

The company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculations for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Expected volatility	47.5%	42.0%
Expected term (in years)	4.2	5.0
Weighted average risk-free interest rate	0.7%	1.8%
Weighted average fair value of the underlying common stock	$23.33	$38.96
Expected dividends	—	—

Additional information regarding stock options was as follows (in thousands, except per share data):

	Six Months Ended June 30,
	2012	2011
Weighted average grant date fair value of stock options granted, per share	$8.86	$15.24
Total intrinsic value of stock options exercised	10,041	65,021

Restricted Stock Units

RSUs granted during the six months ended June 30, 2012 generally vest over three to five years. RSU activity for the six months ended June 30, 2012 was as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2011	1,280	$28.67
Granted	913	23.19
Vested	(184)	27.43
Forfeited	(83)	30.06

RSUs outstanding at June 30, 2012	1,926	26.13

The total fair value of RSUs that vested during the three and six months ended June 30, 2012 were $3.0 million and $4.0 million, respectively. The total fair value of RSUs that vested during both the three and six months ended June 30, 2011 was $1.6 million.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense was included in the following captions in the condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$248	$85	$400	$147
Technology and development	2,054	911	3,408	1,687
Marketing and advertising	546	383	996	708
General and administrative	1,208	822	2,199	1,384

Total stock-based compensation expense	$4,056	$2,201	$7,003	$3,926

Unrecognized stock-based compensation, net of estimated forfeitures, for stock options and RSUs at June 30, 2012 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition
Stock options	$13,718	3.3 years
RSUs	44,463	3.1 years

Total unrecognized stock-based compensation at June 30, 2012	$58,181

8. INCOME TAXES

For the three and six months ended June 30, 2012, the company recorded income tax expense of $9.4 million and $16.0 million, respectively. For the three months ended June 30, 2012, the company’s effective income tax rate was 32.0%, a decrease of 4.4 percentage points compared to the three months ended June 30, 2011. For the six months ended June 30, 2012, the company’s effective income tax rate was 32.2%, a decrease of 4.2 percentage points compared to the six months ended June 30, 2011. The effective income tax rate for both periods decreased primarily due to increased earnings in jurisdictions with lower effective tax rates for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.

The company is subject to income taxes in U.S. and foreign jurisdictions and to examination by tax authorities. Significant judgment is required in evaluating the company’s uncertain tax positions and determining its provision for income taxes. The company’s total gross unrecognized tax benefits at June 30, 2012 and December 31, 2011 were $4.4 million and $4.2 million, respectively. The gross uncertain tax positions, if recognized, would result in a reduction of tax expense.

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

10. COMMITMENTS AND CONTINGENCIES

In April 2012, the company entered into a definitive agreement to acquire Archives.com, a family history Web site, for $100.0 million in cash consideration plus assumed liabilities. The closing of the transaction is subject to various conditions, including expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. In certain circumstances, specifically related to antitrust matters and subject to certain conditions, the company would be required to pay a fee of $10.0 million if the agreement were terminated.

In June 2012, the company entered into a 10-year operating lease for office space in Dublin, Ireland. Total minimum lease payments under the terms of the agreement are approximately $2.9 million.

In addition, the company utilizes third party providers to perform certain services and to provide goods related to its Ancestry DNA service offering. At June 30, 2012, the company had outstanding commitments to purchase $9.8 million of DNA-related services or goods before September 30, 2013.

From time to time, the company is a party to or otherwise involved in legal proceedings and other claims that arise in the ordinary course of business or otherwise. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The company records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. While the company cannot assure the ultimate outcome of any legal proceeding or contingency in which the company is or may become involved, the company does not believe any material loss is reasonably possible in connection with any pending matter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our rate of revenue and expense growth;

•	our success with respect to any recent or future acquisitions, and our ability to integrate acquired businesses;

•	the pool of our potential subscribers;

•	our ability to attract and retain subscribers and their choices of subscription package;

•	our ability to manage growth, including adding employees and facilities;

•	fluctuations in our business;

•	our investments in content, technology and products, and the success of our promotional programs and new products, including our new Ancestry DNA service;

•	our competitive position;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	our ability to enhance the subscribers’ experience with added tools and features and to provide value;

•	our continued investment in our international operations;

•	our ability to adequately manage costs and control margins and trends;

•	our brand awareness;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our plans to repurchase shares of our common stock;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws, including data related to our new Ancestry DNA service;

•	the seasonality of our business;

•	changes in our effective tax rate;

•	the impact of external market forces, including changes in the macroeconomic environment and foreign currency exchange rates;

•	the impact of claims or litigation; and

•	the impact of potential legislation and regulatory changes on privacy, subscription renewal, DNA or other aspects of our business.

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

Overview

Ancestry.com is the world’s largest online family history resource, with approximately 2.0 million paying subscribers around the world at June 30, 2012. We offer access on a subscription basis to an extensive collection of billions of historical records that we have digitized, indexed and made available online over the past 15 years. Our subscribers use our proprietary Web-based services and content collection to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories. These subscribers are our primary source of revenues. We believe we provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web-based services and platforms with new tools and features and enabling greater collaboration among our users through the growth of our global community. Our goal is to remain the leading online resource for family history and to grow our worldwide subscriber base by offering a superior value proposition to anyone interested in learning more about their family history.

The following discussion and analysis is based on and should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report, as well as the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information in the 2011 Annual Report. For additional information regarding share repurchases or business acquisitions completed, see Note 6 and Note 9, respectively, of the accompanying notes to our condensed consolidated financial statements.

Recent Developments

Business Acquisitions

In April 2012, we entered into a definitive agreement to acquire Archives.com, a family history Web site, for $100.0 million in cash consideration plus assumed liabilities. The closing of the transaction is subject to various conditions, including expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. In certain circumstances, specifically related to antitrust matters and subject to certain conditions, we would be required to pay a fee of $10.0 million if the agreement were terminated. This transaction will enable us to add a differentiated service targeted to a complementary segment of the growing family history market.

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

Our key business metrics are presented for the three months ended June 30, 2012, March 31, 2012 and June 30, 2011:

	Three Months Ended
	June 30,	March 31,	June 30,
	2012	2012	2011
Total subscribers at end of quarter	2,005,409	1,869,571	1,672,319
Gross subscriber additions	360,685	389,928	321,687
Monthly churn	3.4%	3.6%	4.6%
Subscriber acquisition cost	$81.49	$88.11	$81.23
Average monthly revenue per subscriber	$18.84	$18.49	$18.88

The following table presents the percentage of total subscribers by subscription duration type at June 30, 2012, March 31, 2012 and June 30, 2011:

	June 30,	March 31,	June 30,
	2012	2012	2011
Annual	49.0%	52.9%	56.9%
Semi-annual	19.6	13.5	2.2
Quarterly	4.5	5.3	8.2
Monthly	26.9	28.3	32.7

Total	100.0%	100.0%	100.0%

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

A majority of our subscription revenues is derived from subscribers in the United States. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the Web site to which the person subscribes. The following table presents subscription revenues by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
United States	$85,547	$73,296	$161,587	$136,970
United Kingdom	13,237	11,722	26,190	22,918
All other countries	14,253	11,689	27,856	22,002

Total subscription revenues	$113,037	$96,707	$215,633	$181,890

Product and other revenues. Product and other revenues include sales of our Family Tree Maker desktop software, Ancestry DNA services, ProGenealogists’ genealogical research services, iArchives’ document digitization services, physical delivery of copies of historical vital records (birth, marriage and death certificates) and other products and services. Revenues related to these products or services are recognized upon shipment of the product or completion of the services, as applicable. For the remainder of 2012, we expect the growth rate of product and other revenues to increase compared to the first half of 2012 due to our new Ancestry DNA service, which we launched in the second quarter of 2012.

Expenses

Personnel-related costs for each category of cost of revenues and operating expenses include salaries, bonuses, stock-based compensation, and the employer portion of employee benefit costs and payroll taxes.

Costs of Revenues

Cost of subscription revenues. Cost of subscription revenues consists of Web server operating costs, personnel-related costs of Web support and subscriber services employees, credit card processing fees, amortization of our content databases, outside service costs for subscriber services and royalty costs on certain content licensed from others. Web server operating costs include depreciation and software licensing on Web servers and related equipment and Web hosting costs.

Cost of product and other revenues. Cost of product and other revenues consists of Ancestry DNA service costs, direct costs of products sold, personnel-related costs of iArchives’ digitization services and ProGenealogists’ genealogical research services, shipping costs and credit card processing fees. For the remainder of 2012, we expect cost of product and other revenues to increase slightly as a percentage of total revenues due to an expected increase in volume from our new Ancestry DNA service, which we launched in the second quarter of 2012.

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

Marketing and advertising. Marketing and advertising expenses consist primarily of direct expenses related to television advertising, paid search, online display advertising, promotions and sponsorships, personnel-related costs and affiliate programs. Marketing and advertising costs are principally incurred in the United States, United Kingdom, Australia and Canada. In February 2012, NBC began airing the third season of “Who Do You Think You Are?,” in which we purchased advertising and product integration. The third season of the show consisted of 12 episodes, all of which aired during the first half of 2012. Due to the timing of the airing of the show, we expect our marketing and advertising expenses to be higher in the first half of 2012 compared to the second half of 2012, which may result in lower operating margins and net income in the first half of 2012 compared to the second half of 2012.

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

Other Expense, Net and Income Tax Expense

Other expense, net. Other expense, net includes foreign currency transaction and remeasurement gains and losses, which vary based on changes in foreign currency exchange rates. Also included are interest expense associated with borrowings, the amortization of the deferred financing costs related to the issuance of our credit facility and interest income earned on cash and cash equivalents. Our interest expense varies based on the level of debt outstanding and changes in interest rates.

Income tax expense. Income tax expense consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations

The following table sets forth our statements of income, as included in the condensed consolidated statements of comprehensive income, as a percentage of total revenues for the three and six months ended June 30, 2012 and 2011. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Subscription revenues	94.9%	95.5%	94.7%	94.6%
Product and other revenues	5.1	4.5	5.3	5.4

Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	13.8	13.9	14.4	14.6
Cost of product and other revenues	3.0	1.8	2.8	1.9

Total cost of revenues	16.8	15.7	17.2	16.5

Gross profit	83.2	84.3	82.8	83.5
Operating expenses:
Technology and development	15.8	14.1	15.6	14.5
Marketing and advertising	29.3	29.9	32.7	33.3
General and administrative	10.7	10.0	10.3	10.1
Amortization of acquired intangible assets	2.7	4.2	2.5	4.5

Total operating expenses	58.5	58.2	61.1	62.4

Income from operations	24.7	26.1	21.7	21.1
Other expense, net	—	(0.4)	—	(0.2)

Income before income taxes	24.7	25.7	21.7	20.9
Income tax expense	(7.9)	(9.4)	(7.0)	(7.6)

Net income	16.8	16.3	14.7	13.3

Revenues, Costs of Revenues and Gross Profit

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Revenues:
Subscription revenues	$113,037	$96,707	16.9%	$215,633	$181,890	18.6%
Product and other revenues	6,041	4,601	31.3	11,981	10,446	14.7

Total revenues	119,078	101,308	17.5	227,614	192,336	18.3
Costs of revenues:
Cost of subscription revenues	16,403	14,111	16.2	32,697	27,998	16.8
Cost of product and other revenues	3,584	1,841	94.7	6,369	3,669	73.6

Total cost of revenues	19,987	15,952	25.3	39,066	31,667	23.4

Gross profit	$99,091	$85,356	16.1	$188,548	$160,669	17.4

Gross profit percentage	83.2%	84.3%		82.8%	83.5%

Subscription revenues

For the three months ended June 30, 2012, our subscription revenues increased $16.3 million compared to the three months ended June 30, 2011. The increase was primarily the result of an increase in the number of total subscribers. Net subscriber additions increased primarily due to continued marketing efforts in connection with the third season of “Who Do You Think You Are?” and other targeted marketing promotions. In addition, eight episodes, including five original episodes and three reruns, of “Who Do You Think You Are?” aired in the second quarter of 2012 in comparison to two original episodes in the second quarter of 2011. Net subscriber additions also increased for the three months ended June 30, 2012 due to a decrease in monthly churn. In late 2011, we made changes to our subscription pricing and duration offerings, including offering new subscribers semi-annual subscriptions in place of annual subscriptions. Since the majority of our new semi-annual subscriptions did not come up for renewal during the three months ended June 30, 2012, monthly churn decreased for the three months ended June 30, 2012 compared to the three month ended June 30, 2011. As such, we also expect monthly churn to increase in the second half of 2012 as these new semi-annual subscriptions come up for renewal. For the three months ended June 30, 2012, changes in average foreign currency exchange rates did not have a significant effect on subscription revenues.

For the six months ended June 30, 2012, our subscription revenues increased $33.7 million compared to the six months ended June 30, 2011. The increase was driven by the same factors that influenced the three-month results.

Product and other revenues

For the three months ended June 30, 2012, our product and other revenues increased $1.4 million compared to the three months ended June 30, 2011. The increase was primarily due to a $0.9 million increase in ProGenealogists genealogical research services revenue and Family Tree Maker revenue.

For the six months ended June 30, 2012, our product and other revenues increased $1.5 million compared to the six months ended June 30, 2011. The increase was primarily due to a $1.0 million increase in ProGenealogists genealogical research services revenue.

Cost of subscription revenues

For the three months ended June 30, 2012, our cost of subscription revenues increased $2.3 million compared to the three months ended June 30, 2011. The increase was primarily due to a $0.9 million increase in outside service costs for subscriber services, a $0.7 million increase in Web server operating costs partly attributable to greater user traffic volume, and a $0.4 million increase in personnel-related costs primarily due to additional stock-based compensation expense. In addition, personnel-related expenses increased due to a higher average pay rate per subscriber services employee, although this was partially offset by the employment of fewer subscriber services employees, as we outsource components of subscriber services.

For the six months ended June 30, 2012, our cost of subscription revenues increased $4.7 million compared to the six months ended June 30, 2011. The increase was primarily due to a $2.2 million increase in outside service costs for subscriber services, a $0.9 million increase in personnel-related costs primarily due to a higher average pay rate per subscriber services employee, a $0.7 million increase in content database amortization due to our continued investment in content databases and a $0.6 million increase in Web server operating costs partly attributable to greater user traffic volumes.

Cost of product and other revenues

For the three months ended June 30, 2012, our cost of product and other revenues increased $1.7 million compared to the three months ended June 30, 2011. This increase was primarily due to a $1.5 million increase in costs related to a new Ancestry DNA service.

For the six months ended June 30, 2012, our cost of product and other revenues increased $2.7 million compared to the six months ended June 30, 2011. This increase was primarily due to a $2.3 million increase in costs related to a new Ancestry DNA service.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Operating expenses:
Technology and development	$18,778	$14,242	31.8%	$35,405	$27,910	26.9%
Marketing and advertising	34,944	30,250	15.5	74,493	64,058	16.3
General and administrative	12,733	10,111	25.9	23,375	19,468	20.1
Amortization of acquired intangible assets	3,224	4,297	(25.0)	5,785	8,567	(32.5)

Total operating expenses	$69,679	$58,900	18.3	$139,058	$120,003	15.9

Technology and development

For the three months ended June 30, 2012, our technology and development expenses increased $4.5 million compared to the three months ended June 30, 2011. The increase was primarily due to an increase in personnel-related expenses. The average number of technology and development personnel increased 30% during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

For the six months ended June 30, 2012, our technology and development expenses increased $7.5 million compared to the six months ended June 30, 2011. The increase was primarily due to an increase in personnel-related expenses. The average number of technology and development personnel increased 25% during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Marketing and advertising

For the three months ended June 30, 2012, our marketing and advertising expenses increased $4.7 million compared to the three months ended June 30, 2011. The increase was primarily due to a $2.2 million increase in television advertising and sponsorship expenses, a $0.7 million increase in display advertising and a $0.5 million increase in paid search. These increases primarily related to increases in product integration costs incurred in connection with the third season of “Who Do You Think You Are?” and increases in advertising volume and media rates. The third season of the show consisted of 12 original episodes, of which five original episodes aired in second quarter of 2012. In contrast, the second season of the show consisted of eight original episodes, of which two original episodes aired in the second quarter of 2011. Personnel-related costs also increased $1.1 million due to a 23% increase in the average number of marketing and advertising personnel during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

For the six months ended June 30, 2012, our marketing and advertising expenses increased $10.4 million compared to the six months ended June 30, 2011. The increase was primarily due to an increase of $6.5 million in television advertising and sponsorship expenses, a $1.7 million increase in display advertising, and a $1.1 million increase in paid search. These increases primarily resulted from increases in advertising volume and media rates as well as an increase in product integration costs incurred in connection with the third season of “Who Do You Think You Are?”. Personnel-related costs also increased $2.0 million due to a 21% increase in the average number of marketing and advertising personnel during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. These increases were partially offset by a reduction of $0.9 million in affiliate expenses.

General and administrative

For the three months ended June 30, 2012, our general and administrative expenses increased $2.6 million compared to the three months ended June 30, 2011. The increase was primarily the result of a $2.0 million increase in outside services costs, including costs related to business acquisitions. In addition, personnel-related costs increased $0.5 million primarily as a result of additional stock-based compensation expense.

For the six months ended June 30, 2012, our general and administrative expenses increased $3.9 million compared to the six months ended June 30, 2011. The increase was primarily the result of a $2.7 million increase in outside services costs, including costs related to business acquisitions. In addition, personnel-related costs increased $1.2 million primarily as a result of additional stock-based compensation expense.

Amortization of acquired intangible assets

For the three months ended June 30, 2012, our amortization of acquired intangible assets decreased $1.1 million compared to the three months ended June 30, 2011. For the six months ended June 30, 2012, our amortization of acquired intangible assets decreased $2.8 million compared to the six months ended June 30, 2011. These decreases were primarily due to certain acquired intangible assets now being fully amortized, offset in part by amortization expense from intangible assets acquired from businesses purchased in March 2012.

Other Expense, Net and Income Tax Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Other expense, net	$(54)	$(429)	(87.4)%	$(15)	$(536)	(97.2)%
Income tax expense	(9,381)	(9,470)	(0.9)	(15,951)	(14,602)	9.2
Other data:
Effective tax rate	32.0%	36.4%		32.2%	36.4%

Other expense, net

For the three and six months ended June 30, 2012, our other expense, net changed slightly compared to the three and six months ended June 30, 2011.

Income tax expense

Our effective income tax rate decreased by 4.4 percentage points for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Our effective income tax rate decreased by 4.2 percentage points for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The effective income tax rate for both periods decreased primarily due to increased earnings in jurisdictions with lower effective tax rates for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.

Other Financial Data

In addition to our results discussed above determined under accounting principles generally accepted in the United States of America (“GAAP”), we believe adjusted EBITDA and free cash flow are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA and free cash flow as supplemental measures to evaluate the overall operating performance of companies. For the three and six months ended June 30, 2012 and 2011, our net income, adjusted EBITDA and free cash flow were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Net income	$19,977	$16,557	20.7%	$33,524	$25,528	31.3%
Adjusted EBITDA(1)	42,885	38,421	11.6	74,568	64,026	16.5
Free cash flow(2)	16,336	27,131	(39.8)	31,049	45,874	(32.3)

(1)	Adjusted EBITDA. We define adjusted EBITDA as net income plus other expense, net; income tax expense; non-cash charges, including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and certain non-recurring (income) expenses.
(2)	Free cash flow. We define free cash flow as net income plus other expense, net; income tax expense; non-cash charges, including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and certain non-recurring (income) expenses; and minus capitalization of content databases, purchases of property and equipment and cash paid for income taxes and interest.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income:
Net income	$19,977	$16,557	$33,524	$25,528
Other expense, net	54	429	15	536
Income tax expense	9,381	9,470	15,951	14,602
Depreciation	3,606	3,188	7,153	6,452
Amortization	5,811	6,576	10,922	12,982
Stock-based compensation expense	4,056	2,201	7,003	3,926

Adjusted EBITDA	$42,885	$38,421	$74,568	$64,026

Capitalization of content databases	(7,538)	(4,204)	(12,678)	(9,951)
Purchases of property and equipment	(5,024)	(3,693)	(10,117)	(4,418)
Cash paid for interest	(83)	(111)	(200)	(226)
Cash paid for income taxes	(13,904)	(3,282)	(20,524)	(3,557)

Free cash flow	$16,336	$27,131	$31,049	$45,874

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and our revolving credit facility. At June 30, 2012, we had $169.6 million of total liquidity, comprised of $69.6 million in cash and cash equivalents and the ability to borrow $100.0 million under a three-year $100 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions. Note 2 of the accompanying notes to our condensed consolidated financial statements describes further the composition of our cash and cash equivalents. Note 7 to the Consolidated Financial Statements included in our 2011 Annual Report describes further the terms of our revolving credit facility.

At June 30, 2012, approximately $33.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our U.S. operations and were repatriated, we could be required to accrue and pay U.S. federal income taxes. However, we currently intend to reinvest these funds in growing our international operations and do not expect to repatriate the funds for our U.S. operations.

Our primary uses of cash include costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases, property and equipment, investments in new service offerings and technologies and Web-hosting costs. We also use cash for other purposes including repurchases of shares of our common stock, business acquisitions and repayment of borrowings under our credit facility. Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

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

Our expenditures have increased as our operations and personnel have grown, and we anticipate that our expenditures will continue to increase in the future. We expect to continue to invest in content databases in 2012 as we digitize and index the 1940 U.S. Federal Census, U.K. parish records and other content collections. We expect cash and cash equivalents on hand, cash flow from operations and our revolving credit facility will provide adequate funds for our currently anticipated operating and recurring cash needs (e.g., working capital and capital expenditures) for at least the next twelve months. In April 2012, we announced that we had entered into a definitive agreement to acquire Archives.com for $100.0 million in cash consideration plus assumed liabilities and that our board of directors had authorized the repurchase of up to $100.0 million in shares of our outstanding common stock. See Notes 6 and 9 of the accompanying notes to our condensed consolidated financial statements. Our current sources of liquidity do not accommodate us funding both initiatives simultaneously. As such, we may enter into a new credit facility. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may not be able to complete our share repurchase authorization, should we otherwise wish to do so.

Cash Flow Analysis

Summary cash flow information for cash and cash equivalents for the three months ended June 30, 2012 and 2011 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$32,283	$31,584	2%	$73,012	$67,985	7%
Investing activities	(12,562)	(7,897)	59	(34,526)	(14,369)	140
Financing activities	1,879	(54,927)	(103)	(17,847)	(48,139)	(63)
Effect of changes in foreign currency exchange rates on cash and cash equivalents and short-term investments	(33)	(4)	725	(22)	23	(196)

Increase (decrease) in cash and cash equivalents	$21,567	$(31,244)	(169)	$20,617	$5,500	275

Net cash provided by operating activities

For the three months ended June 30, 2012, net cash provided by operating activities was $32.3 million, an increase of $0.7 million compared to the three months ended June 30, 2011. Net cash provided by operating activities consisted of net income of $20.0 million, adjustments for non-cash items of $14.1 million and the changes in operating assets and liabilities of $(1.8) million. For the three months ended June 30, 2012, this represented a $3.4 million increase in net income, a $4.1 million increase in non-cash adjustments and a $6.8 million decrease in the changes in operating assets and liabilities over the three months ended June 30, 2011. The increase in adjustments for non-cash items primarily consisted of a $2.5 million increase in deferred income taxes and a $1.9 million increase in stock-based compensation expense due to additional employee equity awards. These increases were partially offset by a $0.3 million decrease in depreciation and amortization primarily due to a decrease in the amount of amortization expense from acquired intangible assets. The decrease in the changes in operating assets and liabilities was primarily driven by a $12.9 million decrease in the change in our net income tax payable/receivable including a $15.0 million decrease in the change in the excess tax benefits of stock-based awards activity. In addition, the change in other operating assets and liabilities decreased $8.9 million primarily due to the timing of cash receipts and payments.

For the six months ended June 30, 2012, net cash provided by operating activities was $73.0 million, an increase of $5.0 million compared to the six months ended June 30, 2011. Net cash provided by operating activities consisted of net income of $33.5 million, adjustments for non-cash items of $26.8 million and the changes in operating assets and liabilities of $12.7 million. For the six months ended June 30, 2012, this represented a $8.0 million increase in net income, a $6.3 million increase in non-cash adjustments and a $9.3 million decrease in the changes in operating assets and liabilities over the six months ended June 30, 2011. The increase in adjustments for non-cash items primarily consisted of a $4.6 million increase in deferred income taxes and a $3.1 million increase in stock-based compensation expense due to additional employee equity awards. These increases were partially offset by a $1.4 million decrease in depreciation and amortization primarily due to decrease in the amount of amortization expense from acquired intangible assets. The decrease in the changes in operating assets and liabilities was primarily driven by a $19.7 million decrease in the change in our net income tax payable/receivable, including an $18.1 million decrease in the change in the excess tax benefits of stock-based awards activity. The change in restricted cash decreased $3.5 million primarily due to acquisitions. In addition, the change in other operating assets and liabilities decreased $4.2 million primarily due to the timing of cash receipts and payments.

Net cash used in investing activities

For the three months ended June 30, 2012, net cash used in investing activities totaled $12.6 million, an increase of $4.7 million compared to the three months ended June 30, 2011. For the three months ended June 30, 2012 compared to the three months ended June 30, 2011, investments in content databases and property and equipment increased $3.4 million and $1.3 million, respectively.

For the six months ended June 30, 2012, net cash used in investing activities totaled $34.5 million, an increase of $20.1 million compared to the six months ended June 30, 2011. For the six months ended June 30, 2012, we used $11.7 million to acquire businesses. In addition, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, investments in content databases and property and equipment increased $2.7 million and $5.7 million, respectively.

Net cash provided by (used in) financing activities

For the three months ended June 30, 2012, net cash provided by financing activities totaled $1.9 million, a $56.8 million change compared to $54.9 million of cash used in financing activities during the three months ended June 30, 2011. The change was primarily due to our not having repurchased any shares of our common stock during the three months ended June 30, 2012 compared to share repurchases of $78.1 million during the three months ended June 30, 2011. This was partially offset by a $15.0 million decrease in the change in excess tax benefits of stock-based awards activity, a $5.9 million decrease in the proceeds from the exercise of stock-based awards and a $0.4 million increase in taxes paid related to the net share settlement of equity awards.

For the six months ended June 30, 2012, net cash used in financing activities totaled $17.8 million, a decrease of $30.3 million compared to in the six months ended June 30, 2011. The change was primarily due to a decrease of $65.3 million in repurchases of common stock. This was partially offset by a decrease of $18.1 million in the excess tax benefit from stock-based awards activity, the repayment of $10.0 million of debt in the first half of 2012, a decrease of $6.2 million in the proceeds from the exercise of stock-based awards and a $0.7 million increase in taxes paid related to the net share settlement of equity awards.

Contractual Obligations

In April 2012, we entered into a definitive agreement to acquire Archives.com, a family history Web site, for $100.0 million in cash consideration plus assumed liabilities. The closing of the transaction is subject to various conditions, including expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. In certain circumstances, specifically related to antitrust matters and subject to certain conditions, we would be required to pay a fee of $10.0 million if the agreement were terminated.

In June 2012, we entered into a 10-year operating lease for office space in Dublin, Ireland. Total minimum lease payments under the terms of the agreement are approximately $2.9 million.

We utilize third party providers to perform certain services and to provide goods related to our Ancestry DNA service offering. At June 30, 2012, we had outstanding commitments to purchase $9.8 million of DNA-related services or goods before September 30, 2013.

There have been no other significant changes to our contractual obligations since December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business which currently are comprised primarily of foreign currency exchange rate risk. We are also exposed to interest rate risk when we have borrowings outstanding under our credit facility. For financial market risks related to foreign currency exchange and interest rates, refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our 2011 Annual Report. Our exposure to market risk has not changed significantly since December 31, 2011 other than the repayment of our debt that was outstanding at December 31, 2011.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We generate substantially all of our revenues from subscriptions to our services. We must continue to retain existing and attract new subscribers, which we seek to do in part by investing in our product platform and new services and technologies, such as our mobile and our Ancestry DNA services. If our efforts to satisfy our existing subscribers are not successful, we may not be able to retain them, and, as a result, our revenues would be adversely affected. For example, if consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to regularly introduce new and improved services and more content, or if we introduce new services that are not favorably received by the market, we may not be able to retain existing or attract new subscribers. We rely on our marketing and advertising efforts to attract new subscribers. If we are unable to effectively retain existing subscribers and attract new subscribers, our business, financial condition and results of operations would be adversely affected.

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

Our revenues have grown rapidly, increasing from $166.4 million in 2007 to $399.7 million in 2011, representing a compound annual growth rate of 24.5%. In the first half of 2012, our revenues increased 18.3% over the first half of 2011. While we expect that our business will continue to grow, we anticipate that our revenue growth rate will generally decrease over time as it did in the first half of 2012. Since we do not expect to sustain our historical growth rate in future periods, you should not rely on the revenue growth of any prior year or other period as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings, including new product offerings, and to continue acquiring new and relevant content and also to expanding awareness of our brand and category through marketing, which may reduce our margins in the near term. If our margins or our future growth resulting from our implementation of these strategies fail to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.

If we experience excessive rates of subscriber cancellation, or monthly churn, our revenues and business may be harmed.

We must continually add new subscribers both to replace subscribers who choose to cancel their subscriptions and to grow our business beyond our current subscriber base. Subscribers choose to cancel their subscriptions for many reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience or subscriber service issues are not satisfactorily resolved. Subscribers may choose to cancel their subscriptions at any time prior to the renewal date. In late 2011, we made changes to our subscription pricing and duration offerings, including offering new subscribers on the U.S. Ancestry.com Web site semi-annual subscriptions in place of annual subscriptions. As a result of these changes, the percentage of subscribers in monthly and annual subscription durations decreased, while the percentage of subscribers in semi-annual durations increased. Our monthly churn for all durations decreased to 3.4% in the second quarter of 2012 from 4.6% in the second quarter of 2011, in part, due to a majority of semi-annual subscriptions purchased after the offering began not coming up for renewal until the second half of 2012. As such, we expect monthly churn to increase in the second half of 2012 as these new semi-annual subscriptions come up for renewal. If we are unsuccessful at retaining these subscribers, churn may increase more than expected. We may also experience similar fluctuations in monthly churn as we pursue new subscribers through other offerings or new marketing channels, or if we have a large number of subscriptions come up for renewal in the same period as we did in the second quarters of 2011 and 2010. In these periods, monthly churn rose to 4.6% and 4.3%, respectively, from 3.7% and 3.3% in the first quarters of 2011 and 2010, respectively.

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

We continually evaluate and test the types of subscriptions that we offer. Based on the results of any product or price testing conducted, we may change the types of subscriptions we offer or we may price and market different types of subscriptions as we did in late 2011 when we began offering new subscribers on Ancestry.com semi-annual subscriptions in place of annual subscriptions. Although annual subscribers have historically represented the largest percentage of our subscriber base and did at June 30, 2012, new subscribers on the U.S. Ancestry.com Web site are currently being offered the choice of monthly and semi-annual subscriptions. If a higher percentage of our subscribers choose a shorter subscription duration, we would likely experience higher monthly churn. While offering semi-annual subscription durations may lead some monthly subscribers to choose a longer subscription duration, any improvement to monthly churn may be more than offset by the shift from annual to semi-annual subscriptions. In the future, we may continue to perform product and price tests involving our prospective users, the results of which could affect our number or mix of subscribers and may have an adverse impact on our results of operations, stock price and key operating metrics.

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

We cannot predict how the cancellation of the television show “Who Do You Think You Are?” will impact our business in the future.

We purchased product integration in all three seasons of the television show, “Who Do You Think You Are?” in the United States, including season three, which aired during the first half of 2012. The airing of the three seasons of this series in 2010-2012, together with our increased television advertising, caused increased interest in our core business that resulted in a greater number of subscribers. In the second quarter of 2012, NBC announced its decision to not renew the show for a fourth season. As a result of NBC’s decision to not air future seasons of “Who Do You Think You Are?”, the visibility of our core business and our brand may be reduced and our results of operations, financial condition, and key metrics, such as gross subscriber additions, subscriber acquisition cost, and monthly churn, may be adversely affected. We cannot predict what impact the cancellation of the show will have on our business.

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

The acquisition of Archives.com could be delayed or prevented by regulatory approval requirements, including antitrust review, or other conditions. In the event that the acquisition of Archives.com is terminated due to certain circumstances specifically related to antitrust matters, and subject to certain other conditions, the purchase agreement provides for us to pay a fee of $10 million upon termination. The same delays could apply to any future acquisitions we announce. We may not be successful in addressing these risks or any other problems encountered in connection with any attempted acquisitions, and we could assume the economic risks of such failed or unsuccessful acquisitions.

Because we recognize revenues from subscriptions to our service over the term of the subscription, downturns or upturns in subscriptions may not be immediately reflected in our operating results and therefore could affect our operating results in later periods.

We recognize revenues from subscribers ratably over the term of their subscriptions. Given that annual subscriptions have historically represented the largest percentage of our subscriptions, a large portion of our revenues for each quarter has reflected deferred revenues from subscriptions entered into during previous quarters, as will continue to be the case if we are successful in selling our semi-annual subscriptions. Consequently, a decline in new or renewed subscriptions in any one quarter will not be fully reflected in revenues in that quarter but will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns or upturns in subscriptions or market acceptance of our service, or changes in monthly churn, may not fully impact our results of operations until future periods.

If our marketing and advertising efforts fail to generate additional revenues on a cost-effective basis, or if we are unable to manage our marketing and advertising expenses, it could harm our results of operations and growth.

Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures. We use a diverse mix of marketing and advertising programs to promote our products and services, and we periodically adjust our mix of these programs. We have experienced price increases in some of our marketing and advertising channels. Significant increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expense or cause us to choose less effective marketing and advertising channels. Television advertising comprises a large percentage of our marketing and advertising expense, which may have significantly higher costs than other channels and which could adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, which could increase our operating expenses. Because we recognize revenues ratably over the subscription period, we have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenues associated with such expenses, and our marketing and advertising expenditures may not continue to result in increased revenues or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer. In addition, our expanded marketing efforts may increase our subscriber acquisition cost, as additional expenses may not result in sufficient customer growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.

We face competition from a number of different sources, and our failure to compete effectively could adversely impact our revenues, results of operations and financial condition.

We face competition in our business from a variety of organizations, some of which provide genealogical records free of charge. For example, in response to the recent release of the 1940 U.S. Federal Census, we have seen increased competition from both new domestic entities and established foreign competitors that have entered the U.S. market. We expect competition to increase in the future. Many external factors, including the cost of marketing, content acquisition and technology and our current and future competitors’ pricing and marketing strategies can significantly affect our competitive strategies, including pricing. In 2011, we announced that we were making the 1940 U.S. Federal Census available to all Ancestry.com registered users free-of-charge from the date it was released in April 2012 through December 31, 2013. However, if in doing so or through some other measure we fail to meet our subscribers’ expectations, we could fail to retain existing or attract new subscribers, either of which could harm our business and results of operations.

Ancestry.com and our similar international Web sites face competition from:

•

FamilySearch and its Web site, FamilySearch.org, a genealogy organization that is part of The Church of Jesus Christ of Latter-day Saints. FamilySearch has an extensive collection of paper and microfilm records. FamilySearch has digitized a large quantity of these records and has published them online at FamilySearch.org, where it makes them available to the public for free and through thousands of family history centers located throughout the world. FamilySearch is a well-funded organization and is undertaking a large-scale digitization project to make its collection available online. FamilySearch has partnered and may in the future partner with other commercial entities to broaden the distribution of its records.

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

In addition, we face competition related to DNA services from companies such as 23andMe and others. We expect our competition to grow, both through industry consolidation and the emergence of new participants in our existing markets. We will also face competitors in new markets that we enter. Our future competitors may include other Internet-based businesses, governments and other entities. The market for Internet-based services evolves at a very rapid pace and our competitors may offer products and services that are superior to any of our products and services. In addition, Internet business models are constantly changing. The online family history market could move to an advertising-supported model to the detriment of our subscription-based model. Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms, than we do. Additionally, our competitors may more easily obtain relevant records in domestic and international markets or offer new categories of content, products or services before we do, or at lower prices, which may give them a competitive advantage in attracting subscribers. To compete effectively, we may need to expend significant resources on content acquisition, technology or marketing and advertising, which could reduce our margins and have a material adverse effect on our business, financial condition and results of operations. If we do not compete effectively, our ability to retain and expand our subscriber base, and our revenues, results of operations and financial condition, could be adversely affected.

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

In addition, substantially all of our revenues are from subscribers in the United States and the United Kingdom, and, to a lesser extent, Australia and Canada. Consequently, a decrease of interest in and demand for online family history services or increased competition in these countries could have a disproportionately greater impact on us than if our geographical mix of revenues were less concentrated.

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

We acquire a portion of our content pursuant to ongoing license agreements. Some of these agreements have finite terms, and we may not be able to renew the agreements on terms that are advantageous to us or at all. For example, we license a significant amount of our United Kingdom content from the United Kingdom National Archives under several license agreements that generally have ten-year terms, with varying automatic extension periods. The agreements are generally terminable by either party for breach by the other party and by the United Kingdom National Archives upon our insolvency or bankruptcy. Some of these agreements permit the United Kingdom National Archives to terminate these licenses if we undergo a change of control.

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

Digitizing and indexing new content can take a significant amount of time and expense and can expose us to risks associated with the loss or damage of historical documents. Our inability to maintain or acquire content or to make new content available online in a timely and cost-effective manner, or liability for loss of historical documents, could have an adverse effect on our business, financial condition and results of operations.

Digitizing and indexing new historical content can take a significant amount of time and expense, and we generally incur the expenses related to such content significantly in advance of the time we can make it available to our subscribers. We have invested more than $140 million to acquire, digitize and index content, including content acquired through business acquisitions, and we expect to continue to spend significant resources on content. Increases in the cost or time required to digitize and index new content could harm our financial results. Currently, two transcription vendors perform a substantial portion of our data transcription as measured by cost. We do not have long-term contracts with any of our transcription vendors. If we were to replace one of these transcription vendors for any reason, we would be required to provide extensive training to the new vendor, which could delay our ability to make our new content available to our subscribers, and our relationships with the new transcription vendors may be on financial or other terms less favorable to us than our existing arrangements. Our inability to maintain or acquire content or to make new content available online in a timely and cost-effective manner would have an adverse effect on our business, financial condition and results of operations.

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

Our growth in operations has placed a strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings, will continue to place similar strains on our personnel, technology and infrastructure. Our full-time core employee headcount, which excludes subscriber service employees, increased 19% in 2011, and we plan to continue to hire additional personnel in 2012. Particularly when adding staff quickly, we may not make optimal hiring decisions or may not integrate personnel effectively. Increased activity on our Web sites, particularly sudden increases, could strain our capacity and result in Web site performance issues or cause us to hit limitations in our present infrastructure or other technology. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional personnel and capital investments will increase our cost base, which, if we fall short of anticipated revenue growth, will make it more difficult to decrease expenses in the short term. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.

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

At June 30, 2012 and for the six months ended June 30, 2012, approximately 28% of subscribers to our Ancestry.com Web sites and approximately 25% of our subscription revenues were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:

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

We distribute free mobile apps as part of our product and service enhancement efforts. Our mobile apps are becoming an increasingly important way for new users to register. Most users of our free mobile apps download them from various service providers that do not currently charge us fees or commissions. If one or more of these service providers were to begin to impose fees or commissions upon us in connection with their distribution of our mobile apps, or to prohibit us from distributing our mobile apps on their platforms, we may be unable to attract on a cost-effective basis a similar number of new registered users that we can convert to subscribers, which could adversely affect our financial condition and results of operations.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business opportunities, including developing new features and products or enhancing our existing solutions, improving our operating infrastructure, making stock repurchases, or acquiring complementary businesses and technologies. In April 2012, we announced that we had entered into a definitive agreement to acquire Archives.com for $100.0 million in cash consideration plus assumed liabilities and that our board of directors had authorized the repurchase of up to $100.0 million in shares of our outstanding common stock. Our current liquidity does not accommodate us funding both initiatives simultaneously. Accordingly, we may engage in debt financings to secure additional funds; however, we may not be able to obtain additional financing on terms favorable to us, if at all. For example, our current credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing secured by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow our business and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

For the six months ended June 30, 2012, approximately 22% of our total revenues were received and approximately 11% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar and the Canadian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Our business may be significantly impacted by a change in the economy, including any resulting effect on consumer spending.

Our business may be affected by changes in the economy generally, including any resulting effect on consumer spending specifically. Our products and services are discretionary purchases, and consumers may reduce their discretionary spending on our products and services during an economic downturn. Although we did not experience a material increase in subscription cancellations or a material reduction in subscription renewals during the recent economic downturn, we may yet be impacted if employment and personal income do not improve or if economic conditions in the United States and Europe continue to deteriorate. Conversely, consumers may spend more time using the Internet during an economic downturn and may have less time for our products and services in a period of economic growth. In addition, we have already seen a rise in media prices, including television advertising, and prices may further increase if the economy begins to experience substantial growth, which could significantly increase our marketing and advertising expenses. As a result, our business, financial condition and results of operations may be significantly affected by changes in the economy generally.

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

The trading of our common stock is influenced by the reports and research that industry or securities analysts publish about us or our business. If analysts stop covering us or if too few analysts cover us, the trading price of our stock would likely decrease. If one or more of the analysts who cover us downgrade our stock, our stock price will likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

At June 30, 2012, Spectrum Equity Investors V, L.P. and certain of its affiliates beneficially owned in the aggregate shares representing approximately 31% of our outstanding voting power. Two persons associated with Spectrum Equity Investors V, L.P. currently serve on our board of directors. As a result, Spectrum Equity Investors V, L.P. and certain of its affiliates could have influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of Spectrum Equity Investors V, L.P. and certain of its affiliates may not always coincide with the interests of the other holders of our common stock.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1*	Asset Purchase Agreement dated April 25, 2012 by and between Ancestry.com Operations Inc. and Inflection LLC. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2012 (File No. 001-34518))

10.1	Ancestry.com Inc. Description of 2012 Performance Incentive Program.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain schedules and exhibits have been omitted. The Registrant hereby undertakes to furnish, supplementally, copies of any of the omitted schedules and exhibits upon request of the Securities and Exchange Commission.
**	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
***	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancestry.com Inc.

Dated: August 2, 2012	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: August 2, 2012	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1*	Asset Purchase Agreement dated April 25, 2012 by and between Ancestry.com Operations Inc. and Inflection LLC. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2012 (File No. 001-34518))

10.1	Ancestry.com Inc. Description of 2012 Performance Incentive Program.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain schedules and exhibits have been omitted. The Registrant hereby undertakes to furnish, supplementally. copies of any of the omitted schedules and exhibits upon request of the Securities and Exchange Commission.
**	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
***	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.