Form 10-Q
period 2012-09-30
Ancestry.com Inc.
filed 2012-10-31
CIK 1469433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes    Yes  ☐    No  ☒

As of October 24, 2012, there were 43,246,298 shares of the registrant’s common stock, par value $0.001, outstanding.

Ancestry.com Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANCESTRY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$64,625	$48,998
Restricted cash	16,157	1,702
Accounts receivable, net of allowances of $769 and $527 at September 30, 2012 and December 31, 2011, respectively	9,854	7,599
Income tax receivable	4,784	1,763
Deferred income taxes	4,911	4,823
Prepaid expenses and other current assets	7,692	7,945

Total current assets	108,023	72,830
Property and equipment, net	28,272	21,701
Content databases, net	95,787	76,646
Intangible assets, net	52,731	17,594
Goodwill	372,901	302,422
Other assets	12,367	2,656

Total assets	$670,081	$493,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,363	$9,817
Accrued expenses	37,904	33,428
Escrow liability	15,957	1,297
Deferred revenues	143,418	108,654
Debt	55,000	10,000

Total current liabilities	265,642	163,196
Deferred income taxes	15,527	14,925
Other long-term liabilities	14,199	5,219

Total liabilities	295,368	183,340
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 175,000 shares authorized; 48,879 shares issued and 43,233 shares outstanding at September 30, 2012 and 47,898 shares issued and 42,793 shares outstanding at December 31, 2011	49	48
Additional paid-in capital	393,250	374,948
Treasury stock, at cost; 5,646 and 5,105 shares at September 30, 2012 and December 31, 2011, respectively	(175,000)	(162,168)
Accumulated other comprehensive income	873	564
Retained earnings	155,541	97,117

Total stockholders’ equity	374,713	310,509

Total liabilities and stockholders’ equity	$670,081	$493,849

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)
	(In thousands, except per share data)
Revenues:
Subscription revenues	$118,932	$98,093	$334,565	$279,983
Product and other revenues	9,423	5,008	21,404	15,454

Total revenues	128,355	103,101	355,969	295,437
Costs of revenues:
Cost of subscription revenues	16,776	15,292	49,473	43,290
Cost of product and other revenues	6,319	1,558	12,688	5,227

Total cost of revenues	23,095	16,850	62,161	48,517

Gross profit	105,260	86,251	293,808	246,920
Operating expenses:
Technology and development	19,887	14,773	55,292	42,683
Marketing and advertising	30,810	30,266	105,303	94,324
General and administrative	14,108	9,753	37,483	29,221
Amortization of acquired intangible assets	4,577	4,304	10,362	12,871

Total operating expenses	69,382	59,096	208,440	179,099

Income from operations	35,878	27,155	85,368	67,821
Other income (expense), net	102	(393)	87	(929)

Income before income taxes	35,980	26,762	85,455	66,892
Income tax expense	(11,080)	(7,711)	(27,031)	(22,313)

Net income	$24,900	$19,051	58,424	$44,579

Net income per common share:
Basic	$0.58	$0.43	$1.36	$0.99

Diluted	$0.54	$0.40	$1.28	$0.90

Weighted average common shares outstanding:
Basic	43,094	44,670	42,877	45,209

Diluted	45,974	48,173	45,750	49,436

Comprehensive income	$25,342	$18,661	$58,733	$44,571

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)
	(In thousands)
Operating activities:
Net income	$24,900	$19,051	$58,424	$44,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,754	3,341	10,907	9,793
Amortization of content databases	2,977	2,377	8,114	6,792
Amortization of acquired intangible assets	4,577	4,304	10,362	12,871
Amortization of deferred financing costs	69	66	207	204
Deferred income taxes	(1,134)	156	491	(2,833)
Stock-based compensation expense	4,083	2,942	11,086	6,868
Changes in operating assets and liabilities:
Accounts receivable	(3,314)	(785)	(2,341)	523
Restricted cash, net	200	53	205	589
Other assets	(270)	(2,066)	(1,567)	(2,299)
Income taxes, net	5,669	7,331	(511)	20,824
Accounts payable and other liabilities	13,016	(4,763)	9,665	(2,376)
Excess tax benefits from stock-based awards activity	(1,701)	(4,061)	(4,048)	(24,510)
Deferred revenues	795	(1,774)	25,639	23,132

Net cash provided by operating activities	53,621	26,172	126,633	94,157
Investing activities:
Capitalization of content databases	(6,288)	(4,673)	(18,966)	(14,624)
Purchases of property and equipment	(7,326)	(4,573)	(17,443)	(8,991)
Acquisition of businesses	(102,775)	—	(114,506)	—

Net cash used in investing activities	(116,389)	(9,246)	(150,915)	(23,615)
Financing activities:
Proceeds from exercise of stock options	2,141	2,045	5,947	12,067
Taxes paid related to net share settlement of stock-based awards	(1,115)	(232)	(2,283)	(747)
Proceeds from debt	70,000	—	70,000	—
Principal payments on debt	(15,000)	—	(25,000)	—
Excess tax benefits from stock-based awards activity	1,701	4,061	4,048	24,510
Repurchases of common stock	—	(46,905)	(12,832)	(125,000)

Net cash provided by (used in) financing activities	57,727	(41,031)	39,880	(89,170)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	51	(18)	29	5
Net increase (decrease) in cash and cash equivalents	(4,990)	(24,123)	15,627	(18,623)
Cash and cash equivalents at beginning of period	69,615	71,019	48,998	65,519

Cash and cash equivalents at end of period	$64,625	$46,896	$64,625	$46,896

Supplemental disclosures of cash flow information:
Cash paid for interest	$337	$107	$537	$333
Cash paid for income taxes	6,537	126	27,061	3,683
Supplemental disclosures of noncash investing and financing activities:
Capitalization of stock-based compensation	29	11	88	29

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to current-year presentation. These reclassifications did not have a significant impact on the condensed consolidated financial statements.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet at September 30, 2012 and the condensed consolidated statements of comprehensive income and cash flows for the three and nine months ended September 30, 2012 and 2011 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the company’s financial position, results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011. The majority of the company’s revenues are subscription revenues, which are recognized ratably over the subscription periods; the costs to acquire subscribers are generally incurred before the company recognizes the associated subscription revenues. Results of operations may vary between periods due to the timing of when revenues and expenses are recognized. As such, the results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The company evaluates its estimates continually to determine their appropriateness, including testing goodwill for impairment; recoverability of long-lived assets; income taxes; the estimated useful lives of the company’s intangible assets, including content databases; determination of fair value of stock options included in stock-based compensation expense and allowances for sales returns and uncollectible accounts receivable. The company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded within the consolidated financial statements.

There have been no changes to the company’s significant accounting policies as described in the 2011 Annual Report for the three and nine months ended September 30, 2012.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Cash	$25,960	$25,811
Cash equivalents:
Money market funds	18,665	23,187
Time deposits	20,000	—

Total cash and cash equivalents	$64,625	$48,998

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

Cash equivalents consist of highly liquid investments with original maturities of three months or less and are classified within Level 1 or Level 2 of the fair value hierarchy. The company values its cash equivalents using quoted market prices or models utilizing market observable inputs. There were no movements between fair value measurement levels of the company’s cash equivalents during the nine months ended September 30, 2012. The following table summarizes the financial instruments of the company at fair value based on the valuation approach applied at September 30, 2012 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$18,665	$18,665	$—	$—
Time deposits	20,000	—	20,000	—

Total assets	$38,665	$18,665	$20,000	$—

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

The carrying amounts reported in the financial statements for accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. At September 30, 2012 and December 31, 2011, the carrying value of debt outstanding approximated its fair value based on interest rates available to the company for debt with similar terms.

4. BUSINESS ACQUISITIONS

On August 17, 2012, the company acquired Archives.com, a family history Web site, for $100.0 million in cash consideration plus assumed liabilities. This transaction will enable the company to add a differentiated service, targeted to a complementary segment of the growing family history market. Cash consideration of $15.0 million is being held in escrow for potential indemnification obligations; escrow cash of $7.5 million less any indemnified losses will be released on both the nine-month and 18-month anniversaries of the closing date. These amounts are classified as restricted cash and other assets on the condensed consolidated balance sheet at September 30, 2012 based on the scheduled payment dates; the related liabilities are classified as escrow liability and other long-term liabilities on the condensed consolidated balance sheet.

The assets acquired and liabilities assumed were recorded based on their estimated fair values at the date of the acquisition; the fair value of the intangible assets acquired was primarily determined by using the income and cost approaches. The final purchase price allocation for the acquisition is subject to change based on finalization of a third-party valuation of intangible assets and the resolution of any potential indemnification obligations. The purchase price of this acquisition was preliminarily allocated as follows:

		Weighted
	Fair Value	Average
	Allocations	Useful Lives
	(in thousands)	(in years)
Assets acquired:
Restricted cash	$4,818
Other tangible assets	3
Acquired intangible assets including content databases:
Content databases	8,100	10.0
Subscriber and partner relationships	17,200	4.0
Core technology	10,700	3.6
Trade names	3,600	10.0
Other intangible assets	1,500	3.0
Goodwill	68,085

Total assets	114,006
Liabilities assumed:
Deferred revenues	(9,100)
Accrued expenses and other liabilities	(4,906)

Total net assets acquired	$100,000

The goodwill of $68.1 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is expected to be deductible for tax purposes. The goodwill is primarily attributable to expected operational synergies from having a complementary offering serving a fast growing segment of the family history market. Other acquired intangible assets will be amortized over their estimated useful lives using methods which approximate the pattern in which the underlying economic benefits are consumed. The total weighted average useful life of acquired intangible assets was 5.6 years.

As a part of the acquisition, the company assumed a $4.8 million liability to provide content to a third party. Cash of $4.8 million has been restricted to fund the costs of providing the content and will be released as the work is completed.

The total revenues and net operating loss of Archives.com recorded in the company’s condensed consolidated statement of comprehensive income from the acquisition date through September 30, 2012, were $2.4 million and $1.7 million, respectively. The following unaudited pro forma financial information is based on the combined historical financial statements of the company and Archives.com and presents the company’s results as if the Archives.com acquisition had occurred as of January 1, 2011 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total revenues	$131,422	$107,100	$369,242	$306,006
Net income	24,127	16,717	53,085	37,820
Net income per common share, basic	$0.56	$0.37	$1.24	$0.84
Net income per common share, diluted	$0.53	$0.35	$1.16	$0.77

These unaudited pro forma amounts include adjustments to the results of Archives.com to reflect the additional amortization expense after the net tangible and intangible assets have been adjusted to fair value, the interest expense on cash borrowed to finance the acquisition and the income tax effects of these adjustments. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2011 or of results that may occur in the future.

During the nine months ended September 30, 2012, the company completed various other acquisitions for total consideration of approximately $14.5 million in cash. These acquisitions included the purchase of the DNA assets of Sorenson Molecular Genealogy Foundation, a non-profit organization with a diverse collection of DNA samples and corresponding genealogical information; the acquisition of We’re Related, LLC, which operates the We’re Related Facebook app; and the assets of 1000memories, Inc., which helps people to digitize, organize and share photographs and family memories through its website and its ShoeBox mobile app. The assets acquired and liabilities assumed from these acquisitions were recorded based on their estimated fair values at the date of acquisition. Cash consideration of $3.1 million is currently being held as restricted cash for potential indemnification obligations and certain other requirements related to these transactions. The final purchase price allocation for each acquisition is subject to change based on the final resolution of potential indemnification obligations. These acquisitions were not material, either individually or in the aggregate, to the company’s financial position or results of operations.

During the nine months ended September 30, 2012, the company incurred $2.3 million of acquisition-related costs, which were recorded in general and administrative expense in the condensed consolidated statement of comprehensive income.

5. GOODWILL

The changes in the carrying amount of goodwill during the nine months ended September 30, 2012 were as follows (in thousands):

Total
Balance at December 31, 2011	$302,422
Goodwill from the Archives.com acquisition	68,085
Goodwill from other acquisitions	2,191
Other adjustments	203

Balance at September 30, 2012	$372,901

6. DEBT

In September 2010, the company entered into a three-year $100.0 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions (the “Credit Facility”). Borrowings under the Credit Facility may be used to finance the ongoing working capital needs of the company and its subsidiaries and for general corporate purposes, including permitted business acquisitions, capital expenditures and authorized share repurchases. At September 30, 2012, the company had $55.0 million of debt outstanding under the Credit Facility; funds were borrowed in August 2012 to finance the Archives.com acquisition. At December 31, 2011, the company had $10.0 million of debt outstanding under the Credit Facility. In January 2012, the company paid this amount in full. The Credit Facility contains financial and other covenants, and the company was in compliance with all of these covenants at September 30, 2012.

7. NET INCOME PER COMMON SHARE

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

The following table sets forth the computations of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic net income per common share:
Net income	$24,900	$19,051	$58,424	$44,579
Shares used in computation:
Weighted average common shares outstanding	43,094	44,670	42,877	45,209

Basic net income per common share	$0.58	$0.43	$1.36	$0.99

Diluted net income per common share:
Net income	$24,900	$19,051	$58,424	$44,579
Shares used in computation:
Weighted average common shares outstanding	43,094	44,670	42,877	45,209
Dilutive stock-based awards	2,880	3,503	2,873	4,227

Weighted average number of diluted common shares	45,974	48,173	45,750	49,436

Diluted net income per common share	$0.54	$0.40	$1.28	$0.90

The computation of diluted net income per common share for the three and nine months ended September 30, 2012 excluded 1.2 million shares and 1.8 million shares, respectively, as their impact was anti-dilutive. The computation of diluted net income per common share for the three and nine months ended September 30, 2011 excluded 0.6 million shares as their impact was anti-dilutive.

8. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2012, the company repurchased approximately 0.5 million shares of common stock in the open market for $12.8 million. No shares were repurchased during the three months ended September 30, 2012. Shares repurchased during the nine months ended September 30, 2012 were repurchased under an October 2011 share repurchase authorization of the company’s board of directors and were recorded as treasury stock at cost. In total, approximately 2.1 million shares of common stock were repurchased for $50.0 million under this completed authorization.

In April 2012, the company’s board of directors authorized the repurchase of up to $100.0 million in shares of the company’s outstanding common stock. Shares may be repurchased from time to time through March 31, 2013 in the open market or in privately negotiated transactions. At September 30, 2012, no shares had been repurchased under this authorization.

9. STOCK-BASED AWARDS

The company grants stock options and other stock-based awards, including restricted stock units (“RSUs”), to employees, directors and consultants under the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan is subject to an automatic annual increase provision on the first day of each fiscal year. On January 1, 2012, the number of shares available to be granted under the 2009 Plan increased by 1.7 million shares due to this provision. At September 30, 2012, 4.1 million shares were available to be granted under the 2009 Plan.

Stock Options

Stock options granted during the nine months ended September 30, 2012 vest over four to five years. Stock option activity for the nine months ended September 30, 2012 was as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	5,234	$8.43
Granted	859	23.33
Exercised	(789)	7.53
Canceled	(132)	15.56

Outstanding at September 30, 2012	5,172	10.86	5.8	$102,190

Exercisable at September 30, 2012	3,686	5.65	4.6	90,054
Vested and expected to vest at September 30, 2012	5,165	10.85	5.8	102,136

The company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012	2011
Expected volatility	47.5%	42.0%
Expected term (in years)	4.2	5.0
Weighted average risk-free interest rate	0.7%	1.8%
Weighted average fair value of the underlying common stock	$23.33	$38.96
Expected dividends	—	—

Additional information regarding stock options was as follows (in thousands, except per share data):

	Nine Months Ended
	September 30,
	2012	2011
Weighted average grant date fair value of stock options granted, per share	$8.86	$15.24
Total intrinsic value of stock options exercised	15,434	78,110

Restricted Stock Units

RSUs granted during the nine months ended September 30, 2012 generally vest over three to five years. RSU activity for the nine months ended September 30, 2012 was as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2011	1,280	$28.67
Granted	1,076	24.40
Vested	(281)	27.15
Forfeited	(151)	26.38

RSUs outstanding at September 30, 2012	1,924	26.68

The total fair value of RSUs that vested during the three and nine months ended September 30, 2012 was $3.0 million and $7.1 million, respectively. The total fair value of RSUs that vested during the three and nine months ended September 30, 2011 was $0.7 million and $2.3 million, respectively.

Summary of Stock-Based Compensation Expense

Stock-based compensation expense was included in the following captions in the condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenues	$235	$127	$635	$274
Technology and development	2,008	1,375	5,416	3,062
Marketing and advertising	498	406	1,494	1,114
General and administrative	1,342	1,034	3,541	2,418

Total stock-based compensation expense	$4,083	$2,942	$11,086	$6,868

Unrecognized stock-based compensation, net of estimated forfeitures, for stock options and RSUs at September 30, 2012 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition
Stock options	$12,378	3.3
RSUs	45,005	3.0

Total unrecognized stock-based compensation at September 30, 2012	$57,383

10. INCOME TAXES

For the three months ended September 30, 2012, the company recorded income tax expense of $11.1 million. The company’s effective income tax rate was 30.8%, an increase of 2.0 percentage points compared to the three months ended September 30, 2011. The effective income tax rate increased primarily due to the recognition of federal research and development tax credits in the three months ended September 30, 2011 but none in the three months ended September 30, 2012. The federal research and development tax credit expired on December 31, 2011, in accordance with the provisions of the Tax Relief Act of 2010. This increase was offset in part due to increased earnings in jurisdictions with lower effective tax rates for the three months ended September 30, 2012 compared to three months ended September 30, 2011.

For the nine months ended September 30, 2012, the company recorded income tax expense of $27.0 million. The company’s effective income tax rate was 31.6%, a decrease of 1.8 percentage points compared to the nine months ended September 30, 2011. The effective income tax rate decreased primarily due to increased earnings in jurisdictions with lower effective tax rates for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This decrease was offset in part due to the recognition of federal research and development tax credits in the nine months ended September 30, 2011 but none in the nine months ended September 30, 2012. The federal research and development tax credit expired on December 31, 2011, in accordance with the provisions of the Tax Relief Act of 2010.

The company is subject to income taxes in U.S. and foreign jurisdictions and to examination by tax authorities. Significant judgment is required in evaluating the company’s uncertain tax positions and determining its provision for income taxes. The company’s total gross unrecognized tax benefits at September 30, 2012 and December 31, 2011 were $4.4 million and $4.2 million, respectively. The gross uncertain tax positions, if recognized, would result in a reduction of tax expense.

11. COMMITMENTS AND CONTINGENCIES

In June 2012, the company entered into a 10-year operating lease for office space in Dublin, Ireland. At September 30, 2012, total remaining minimum lease payments under the terms of the agreement were approximately $2.9 million.

In addition, the company utilizes third-party providers to perform certain services and to provide goods related to its Ancestry DNA service offering. At September 30, 2012, the company had outstanding commitments to purchase $6.5 million of DNA-related services or goods before September 30, 2013.

From time to time, the company is a party to or otherwise involved in legal proceedings and other claims that arise in the ordinary course of business or otherwise. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The company records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. While the company cannot assure the ultimate outcome of any legal proceeding or other contingency in which the company is or may become involved, the company does not believe any material loss is reasonably possible in connection with any pending matter.

12. SUBSEQUENT EVENTS

On October 22, 2012, the company announced that a company owned by the funds and co-investors entered into a definitive merger agreement to acquire the company for $32.00 per share in cash in a transaction valued at $1.6 billion. The transaction, which is subject to the approval of holders of a majority of the outstanding shares of the company’s common stock and other customary closing conditions, is expected to close in early 2013 and potentially earlier. In certain circumstances, if the transaction were terminated, the company would be required to pay a fee of $37.8 million to a company owned by the Permira funds and co-investors.

Stockholder Litigation

Following the announcement on October 22, 2012 of the execution of the merger agreement between the company and companies owned by the Permira funds, the following complaints were filed in the Delaware Court of Chancery challenging the proposed acquisition of the company: Heck v. Sullivan, et al. (C.A. No. 7893), Smilow v. Ancestry.com Inc., et al. (C.A. No. 7987) Boca Raton Police & Firefighters’ Retirement System v. Billings, et al. (C.A. No. 7989) and Pontiac General Employees Retirement System v. Billings (C.A. No. 7988). Each of the actions is a putative class action filed on behalf of the public stockholders of Ancestry.com and names as defendants the company, its directors and the entities that were formed for effectuating the transaction. All but the Heck action also name Permira as a defendant. The Boca Raton Police & Firefighters’ Retirement System and Pontiac General Employees Retirement System actions also name Howard Hochhauser as well as certain investment funds affiliated with Spectrum Equity Investors as defendants. The complaints generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the merger and that the entity defendants aided and abetted those breaches. The complaints seek, among other relief, declaratory and injunctive relief enjoining the merger.

The outcome of these lawsuits is uncertain and cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the company. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger. The company believes that the claims asserted against it in the lawsuits are without merit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:

•	our pending acquisition by a company owned by the Permira funds and co-investors;

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our rate of revenue and expense growth;

•	our success with respect to any recent or future acquisitions, and our ability to integrate acquired businesses;

•	the pool of our potential subscribers;

•	our ability to attract and retain subscribers and their choices of subscription package;

•	our ability to manage growth, including adding employees and facilities;

•	fluctuations in our business;

•	our investments in content, technology and products, and the success of our promotional programs and new products, including our new Ancestry DNA service;

•	our competitive position;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	our ability to enhance the subscribers’ experience with added tools and features and to provide value;

•	our continued investment in our international operations;

•	our ability to adequately manage costs and control margins and trends;

•	our brand awareness;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our plans to repurchase shares of our common stock, in the event that the acquisition by the Permira funds and co-investors does not occur;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws, including data related to our new Ancestry DNA service;

•	the seasonality of our business;

•	changes in our effective tax rate;

•	the impact of external market forces, including changes in the macroeconomic environment and foreign currency exchange rates;

•	the impact of claims or litigation; and

•	the impact of potential legislation and regulatory changes on privacy, subscription renewal, DNA or other aspects of our business.

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

Overview

Ancestry.com is the world’s largest online family history resource, with approximately 2.0 million paying subscribers around the world at September 30, 2012. We offer access on a subscription basis to an extensive collection of billions of historical records that we have digitized, indexed and made available online over the past 16 years. Our subscribers use our proprietary Web-based services and content collection to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories. These subscribers are our primary source of revenues. We believe we provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web-based services and platforms with new tools and features and enabling greater collaboration among our users through the growth of our global community. Our goal is to remain the leading online resource for family history and to grow our worldwide subscriber base by offering a superior value proposition to anyone interested in learning more about their family history.

The following discussion and analysis is based on and should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report, as well as the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information in the 2011 Annual Report. For additional information regarding all business acquisitions completed in 2012 and share repurchases, see Note 4 and Note 8, respectively, of the accompanying notes to our condensed consolidated financial statements.

Recent Developments

On October 22, 2012, we announced that a company owned by the Permira funds and co-investors entered into a definitive merger agreement to acquire us for $32.00 per share in cash in a transaction valued at $1.6 billion. The transaction, which is subject to the approval of holders of a majority of the outstanding shares of our common stock and other customary closing conditions, is expected to close in early 2013 and potentially earlier. In certain circumstances, if the transaction were terminated, we would be required to pay a fee of $37.8 million to a company owned by the Permira funds and co-investors.

In August 2012, we acquired Archives.com, a family history Web site for $100.0 million in cash consideration plus assumed liabilities. Archives.com offers access to over 2.3 billion historical records, including birth records, obituaries, immigration and passenger lists, historical newspapers, as well as U.S. and U.K. Censuses and offers subscriptions at $39.95 per year. This transaction will enable us to add a differentiated service targeted to a complementary segment of the growing family history market. At September 30, 2012, Archives.com had approximately 0.5 million paying subscribers. See Note 4 of the accompanying notes to our condensed consolidated financial statements for further financial information regarding the Archives.com acquisition.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key business metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The following key business metrics reflect data with respect to our Ancestry.com Web sites and exclude our other subscription-based Web sites, such as Archives.com, Fold3.com and myfamily.com.

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

Our key business metrics are presented for the three months ended September 30, 2012, June 30, 2012 and September 30, 2011:

	Three Months Ended
	September 30,	June 30,	September 30,
	2012	2012	2011
Total subscribers at end of quarter	2,020,043	2,005,409	1,701,322
Gross subscriber additions	285,683	360,685	273,979
Monthly churn	3.9%	3.4%	4.2%
Subscriber acquisition cost	$84.14	$81.49	$93.64
Average monthly revenue per subscriber	$18.68	$18.84	$18.68

The following table presents the percentage of total subscribers by subscription duration type at September 30, 2012, June 30, 2012 and September 30, 2011:

	September 30,	June 30,	September 30,
	2012	2012	2011
Annual	48.1%	49.0%	57.3%
Semi-annual	22.1	19.6	3.5
Quarterly	4.1	4.5	7.6
Monthly	25.7	26.9	31.6

Total	100.0%	100.0%	100.0%

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

A majority of our subscription revenues is derived from subscribers in the United States. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the Web site to which the person subscribes. The following table presents subscription revenues by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
United States	$90,504	$73,694	$252,091	$210,665
United Kingdom	13,697	12,060	39,887	34,978
All other countries	14,731	12,339	42,587	34,340

Total subscription revenues	$118,932	$98,093	$334,565	$279,983

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

Amortization of acquired intangible assets. Amortization of acquired intangible assets is the amortization expense associated with subscriber relationships and contracts, technologies, trademarks and tradenames resulting from business acquisitions. We expect amortization of acquired intangible assets to increase as a percentage of total revenues for the remainder of 2012 compared to the nine months ended September 30, 2012 primarily due to additional amortization from intangible assets acquired as a part of the Archives.com acquisition.

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

Results of Operations

The following table sets forth our statements of income, as included in the condensed consolidated statements of comprehensive income, as a percentage of total revenues for the three and nine months ended September 30, 2012 and 2011. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Subscription revenues	92.7%	95.1%	94.0%	94.8%
Product and other revenues	7.3	4.9	6.0	5.2

Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	13.1	14.8	13.9	14.6
Cost of product and other revenues	4.9	1.5	3.6	1.8

Total cost of revenues	18.0	16.3	17.5	16.4

Gross profit	82.0	83.7	82.5	83.6
Operating expenses:
Technology and development	15.5	14.3	15.5	14.4
Marketing and advertising	24.0	29.3	29.6	31.9
General and administrative	11.0	9.5	10.5	9.9
Amortization of acquired intangible assets	3.6	4.2	2.9	4.4

Total operating expenses	54.1	57.3	58.5	60.6

Income from operations	27.9	26.4	24.0	23.0
Other income (expense), net	0.1	(0.4)	—	(0.3)

Income before income taxes	28.0	26.0	24.0	22.7
Income tax expense	(8.6)	(7.5)	(7.6)	(7.6)

Net income	19.4	18.5	16.4	15.1

Revenues, Costs of Revenues and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Revenues:
Subscription revenues	$118,932	$98,093	21.2%	$334,565	$279,983	19.5%
Product and other revenues	9,423	5,008	88.2	21,404	15,454	38.5

Total revenues	128,355	103,101	24.5	355,969	295,437	20.5
Costs of revenues:
Cost of subscription revenues	16,776	15,292	9.7	49,473	43,290	14.3
Cost of product and other revenues	6,319	1,558	305.6	12,688	5,227	142.7

Total cost of revenues	23,095	16,850	37.1	62,161	48,517	28.1

Gross profit	$105,260	$86,251	22.0	$293,808	$246,920	19.0

Gross profit percentage	82.0%	83.7%		82.5%	83.6%

Subscription revenues

For the three months ended September 30, 2012, our subscription revenues increased $20.8 million compared to the three months ended September 30, 2011. The increase was primarily the result of an 18.7% increase in the number of total subscribers from September 30, 2011 to September 30, 2012. Total subscribers increased primarily due to continued marketing efforts in connection with the third season of “Who Do You Think You Are?”, which aired in first half of 2012, and other targeted marketing promotions. Total subscribers also increased for the three months ended September 30, 2012 due to a decrease in monthly churn. Changes to our subscription pricing and duration offerings in late 2011, including offering new subscribers semi-annual subscriptions in place of annual subscriptions, caused the percentage of subscribers in longer-duration packages to increase and contributed to a decrease in monthly churn. In addition, subscription revenues for Archives.com, which we acquired in August 2012, were $2.2 million. For the three months ended September 30, 2012, changes in average foreign currency exchange rates did not have a significant effect on subscription revenues.

For the nine months ended September 30, 2012, our subscription revenues increased $54.6 million compared to the nine months ended September 30, 2011. The increase was driven by the same factors that influenced the three-month results.

Product and other revenues

For the three months ended September 30, 2012, our product and other revenues increased $4.4 million compared to the three months ended September 30, 2011. The increase was primarily due to a $3.4 million increase in revenue from our new Ancestry DNA service, which we launched in the second quarter of 2012.

For the nine months ended September 30, 2012, our product and other revenues increased $6.0 million compared to the nine months ended September 30, 2011. The increase was primarily due to a $3.5 million increase in revenue from our new Ancestry DNA service, which we launched in the second quarter of 2012, and a $1.6 million increase in revenue from ProGenealogists genealogical research services.

Cost of subscription revenues

For the three months ended September 30, 2012, our cost of subscription revenues increased $1.5 million compared to the three months ended September 30, 2011. The increase was primarily due to a $0.7 million increase in outside service costs for subscriber services and a $0.6 million increase in content database amortization due to our continued investment in content databases.

For the nine months ended September 30, 2012, our cost of subscription revenues increased $6.2 million compared to the nine months ended September 30, 2011. The increase was primarily due to a $2.9 million increase in outside service costs for subscriber services, a $1.3 million increase in content database amortization due to our continued investment in content databases and a $1.1 million increase in Web server operating costs partly attributable to greater user traffic volumes.

Cost of product and other revenues

For the three months ended September 30, 2012, our cost of product and other revenues increased $4.8 million compared to the three months ended September 30, 2011. This increase was primarily due to a $4.0 million increase in costs related to our new Ancestry DNA service.

For the nine months ended September 30, 2012, our cost of product and other revenues increased $7.5 million compared to the nine months ended September 30, 2011. This increase was primarily due to a $6.4 million increase in costs related to our new Ancestry DNA service.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Operating expenses:
Technology and development	$19,887	$14,773	34.6%	$55,292	$42,683	29.5%
Marketing and advertising	30,810	30,266	1.8	105,303	94,324	11.6
General and administrative	14,108	9,753	44.7	37,483	29,221	28.3
Amortization of acquired intangible assets	4,577	4,304	6.3	10,362	12,871	(19.5)

Total operating expenses	$69,382	$59,096	17.4	$208,440	$179,099	16.4

Technology and development

For the three months ended September 30, 2012, our technology and development expenses increased $5.1 million compared to the three months ended September 30, 2011. The increase was primarily due to an increase in personnel-related expenses. The average number of technology and development personnel increased 35% during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

For the nine months ended September 30, 2012, our technology and development expenses increased $12.6 million compared to the nine months ended September 30, 2011. The increase was primarily due to an increase in personnel-related expenses. The average number of technology and development personnel increased 29% during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Marketing and advertising

For the three months ended September 30, 2012, our marketing and advertising expenses increased $0.5 million compared to the three months ended September 30, 2011. Marketing and advertising costs for Archives.com, which we acquired in August 2012, were $1.5 million. In addition, paid search and display advertising expenses increased by $0.9 million, and personnel-related costs increased by $0.6 million. These increases were offset in part by a $2.5 million decrease in television advertising and sponsorship expenses.

For the nine months ended September 30, 2012, our marketing and advertising expenses increased $11.0 million compared to the nine months ended September 30, 2011. The increase was primarily due to a $4.0 million increase in television advertising and sponsorship expenses, a $2.3 million increase in paid search and a $2.0 million increase in display advertising. These increases primarily resulted from increases in advertising volume and media rates as well as an increase in product integration costs incurred in connection with the third season of “Who Do You Think You Are?”. Personnel-related costs also increased $2.7 million due to a 23% increase in the average number of marketing and advertising personnel during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

General and administrative

For the three months ended September 30, 2012, our general and administrative expenses increased $4.4 million compared to the three months ended September 30, 2011. The increase was primarily the result of a $2.8 million increase in outside services costs, including $1.4 million of outside service costs related to the pending acquisition by the Permira funds and co-investors. In addition, personnel-related costs increased $1.2 million and occupancy-related expenses, primarily related to our new San Francisco office, increased $1.1 million. These increases were partially offset by $1.3 million reduction in other administrative expenses.

For the nine months ended September 30, 2012, our general and administrative expenses increased $8.3 million compared to the nine months ended September 30, 2011. The increase was primarily the result of a $5.4 million increase in outside services costs, including $2.3 million of outside service costs for acquisitions completed during 2012 and $1.4 million of outside service costs related to the pending acquisition by the Permira funds and co-investors. In addition, personnel-related costs increased $2.5 million and occupancy-related expenses, primarily related to our new San Francisco office, also increased $1.3 million. These increases were partially offset by a $1.9 million reduction in other administrative expenses.

Amortization of acquired intangible assets

For the three months ended September 30, 2012, our amortization of acquired intangible assets increased slightly compared to the three months ended September 30, 2011. This slight increase was due to additional amortization expense from intangible assets acquired during the three months ended September 30, 2012, offset in part by a decrease in amortization expense from certain acquired intangible assets now being fully amortized.

For the nine months ended September 30, 2012, our amortization of acquired intangible assets decreased $2.5 million compared to the nine months ended September 30, 2011. These decreases were primarily due to certain acquired intangible assets now being fully amortized, offset in part by additional amortization expense from intangible assets acquired during the nine months ended September 30, 2012.

Other Income (Expense), Net and Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Other income (expense), net	$102	$(393)	(126)%	$87	$(929)	(109.4)%
Income tax expense	(11,080)	(7,711)	43.7	(27,031)	(22,313)	21.1
Other data:
Effective tax rate	30.8%	28.8%		31.6%	33.4. %

Other income (expense), net

For the three months ended September 30, 2012, our other income (expense), net changed slightly compared to the three months ended September 30, 2011.

For the nine months ended September 30, 2012, our other income (expense), net changed $1.0 million compared to the nine months ended September 30, 2011. The change was primarily due to changes in foreign currency exchange rates.

Income tax expense

Our effective income tax rate increased by 2.0 percentage points primarily due to the recognition of federal research and development tax credits in the three months ended September 30, 2011 but none in the three months ended September 30, 2012. The federal research and development tax credits expired on December 31, 2011, in accordance with the provisions of the Tax Relief Act of 2010. This increase was offset in part due to increased earnings in jurisdictions with lower effective tax rates for the three months ended September 30, 2012 compared to three months ended September 30, 2011.

For the nine months ended September 30, 2012, our effective income tax rate decreased by 1.8 percentage points for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The effective income tax rate decreased primarily due to increased earnings in jurisdictions with lower effective tax rates for the nine months ended September 30, 2012 compared to nine months ended September 30, 2011. This decrease was offset in part due to the recognition of federal research and development tax credits in the nine months ended September 30, 2011 but none in the nine months ended September 30, 2012. The federal research and development tax credits expired on December 31, 2011, in accordance with the provisions of the Tax Relief Act of 2010.

Other Financial Data

In addition to our results discussed above determined under accounting principles generally accepted in the United States of America (“GAAP”), we believe adjusted EBITDA and free cash flow are useful to investors in evaluating our operating performance because securities analysts use adjusted EBITDA and free cash flow as supplemental measures to evaluate the overall operating performance of companies. For the three and nine months ended September 30, 2012 and 2011, our net income, adjusted EBITDA and free cash flow were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Net income	$24,900	$19,051	30.7%	$58,424	$44,579	31.1%
Adjusted EBITDA(1)	51,269	40,119	27.8	125,837	104,145	20.8
Free cash flow(2)	30,781	30,640	0.5	61,830	76,514	(19.2)

(1)	Adjusted EBITDA. We define adjusted EBITDA as net income plus other (income) expense, net; income tax expense; non-cash charges, including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and certain non-recurring (income) expenses.
(2)	Free cash flow. We define free cash flow as net income plus other (income) expense, net; income tax expense; non-cash charges, including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; and certain non-recurring (income) expenses; and minus capitalization of content databases, purchases of property and equipment and cash paid for income taxes and interest.

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

Our management uses adjusted EBITDA and free cash flow as measures of operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance. Adjusted EBITDA together with revenues has also been used as a financial performance objective in determining the bonus pool under our recent performance incentive programs. Management believes that the use of adjusted EBITDA and free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Management believes that it is useful to exclude non-cash charges such as depreciation, amortization, impairment of intangible assets and stock-based compensation expense from adjusted EBITDA and free cash flow because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards.

Although adjusted EBITDA and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA and free cash flow each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

Some of these limitations are:

•

adjusted EBITDA and free cash flow do not reflect our future requirements for contractual commitments and adjusted EBITDA does not reflect our cash expenditures or future requirements for content databases and property and equipment;

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income:
Net income	$24,900	$19,051	$58,424	$44,579
Other (income) expense, net	(102)	393	(87)	929
Income tax expense	11,080	7,711	27,031	22,313
Depreciation	3,754	3,341	10,907	9,793
Amortization	7,554	6,681	18,476	19,663
Stock-based compensation expense	4,083	2,942	11,086	6,868

Adjusted EBITDA	$51,269	$40,119	$125,837	$104,145

Capitalization of content databases	(6,288)	(4,673)	(18,966)	(14,624)
Purchases of property and equipment	(7,326)	(4,573)	(17,443)	(8,991)
Cash paid for interest	(337)	(107)	(537)	(333)
Cash paid for income taxes	(6,537)	(126)	(27,061)	(3,683)

Free cash flow	$30,781	$30,640	$61,830	$76,514

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and our revolving credit facility. At September 30, 2012, we had $109.6 million of total liquidity, comprised of $64.6 million in cash and cash equivalents and the ability to borrow $45.0 million under a three-year $100 million principal amount senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other financial institutions (the “Credit Facility”). Note 2 of the accompanying notes to our condensed consolidated financial statements describes further the composition of our cash and cash equivalents. Note 7 to the Consolidated Financial Statements included in our 2011 Annual Report describes further the terms of the Credit Facility. At September 30, 2012, we had $55.0 million outstanding under the Credit Facility; funds were borrowed in August 2012 to finance the Archives.com acquisition.

At September 30, 2012, approximately $41.5 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our U.S. operations and were repatriated, we could be required to accrue and pay U.S. federal income taxes. We currently intend to reinvest these funds in growing our international operations and do not expect to repatriate the funds for our U.S. operations.

Our primary uses of cash include costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases, property and equipment, investments in new service offerings and technologies and Web-hosting costs. We also use cash for other purposes including business acquisitions, repayment of borrowings under our credit facility and repurchases of shares of our common stock. Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

•	the levels of advertising and promotion required to retain and acquire subscribers;

•	the development of new services and enhancement of functionality in our technology and tools;

•	market acceptance of our services;

•	the launch of additional services and improvement of our competitive position in the marketplace;

•	our engaging in additional business acquisitions;

•	the level of new content acquisition required to retain and acquire subscribers;

•	the expansion of our development, marketing and administrative organizations;

•	amounts we must spend to integrate and operate acquired businesses;

•	the building of infrastructure necessary to support our growth;

•	our relationships with subscribers and vendors; and

•	future stock repurchases by us, in the event that the acquisition by the Permira funds and co-investors does not occur.

Our expenditures have increased as our operations and personnel have grown, and we anticipate that our expenditures will continue to increase in the future. We expect to continue to invest in content databases in 2012 as we further digitize and index the 1940 U.S. Federal Census and other content collections. Our current Credit Facility expires in September 2013; as such, we may refinance the Credit Facility or obtain additional financing. However, we expect cash and cash equivalents on hand, cash flow from operations and the Credit Facility will provide adequate funds for our currently anticipated operating and recurring cash needs (e.g., working capital and capital expenditures) for at least the next twelve months.

Cash Flow Analysis

Summary cash flow information for cash and cash equivalents for the three and nine months ended September 30, 2012 and 2011 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$53,621	$26,172	105%	$126,633	$94,157	34%
Investing activities	(116,389)	(9,246)	1,159	(150,915)	(23,615)	539
Financing activities	57,727	(41,031)	(241)	39,880	(89,170)	(145)
Effect of changes in foreign currency exchange rates on cash and cash equivalents and short-term investments	51	(18)	(383)	29	5	480

Increase (decrease) in cash and cash equivalents	$(4,990)	$(24,123)	(79)	$15,627	$(18,623)	(184)

Net cash provided by operating activities

For the three months ended September 30, 2012, net cash provided by operating activities totaled $53.6 million, an increase of $27.4 million compared to the three months ended September 30, 2011. Net cash provided by operating activities consisted of net income of $24.9 million, adjustments for non-cash items of $14.3 million and the changes in operating assets and liabilities of $14.4 million. For the three months ended September 30, 2012, this represented a $5.8 million increase in net income, a $1.1 million increase in non-cash adjustments and a $20.5 million increase in the changes in operating assets and liabilities over the three months ended September 30, 2011. The increase in adjustments for non-cash items consisted of a $1.3 million increase in depreciation and amortization and a $1.1 million increase in stock-based compensation expense due to additional employee equity awards. The increase in depreciation, amortization and stock-based compensation was partially offset by a $1.3 million decrease in the change in deferred income taxes. The increase in the changes in operating assets and liabilities was due primarily to a $17.0 million net increase in the change in accounts receivable, accounts payable and other assets and liabilities due to the timing of cash receipts and payments. Additionally, the change in deferred revenue increased $2.6 million and the change in our net income tax payable/receivable increased $0.7 million, which included a $2.4 million increase in the change in the excess tax benefits of stock-based awards activity.

For the nine months ended September 30, 2012, net cash provided by operating activities totaled $126.6 million, an increase of $32.5 million compared to the nine months ended September 30, 2011. Net cash provided by operating activities consisted of net income of $58.4 million, adjustments for non-cash items of $41.2 million and the changes in operating assets and liabilities of $27.0 million. For the nine months ended September 30, 2012, this represented a $13.8 million increase in net income, a $7.5 million increase in non-cash adjustments and an $11.2 million increase in the changes in operating assets and liabilities over the nine months ended September 30, 2011. The increase in adjustments for non-cash items primarily consisted of a $4.2 million increase in stock-based compensation expense due to additional employee equity awards and a $3.3 million increase in the change in deferred income taxes. The increase in the changes in operating assets and liabilities was due primarily to a $9.9 million net increase in the change in accounts receivable, accounts payable and other assets and liabilities due to the timing of cash receipts and payments. The change in deferred revenues also increased $2.5 million. These factors were partially offset by a $0.9 million decrease in the change in our net income tax payable/receivable, which included a $ 20.5 million increase in the change in the excess tax benefits of stock-based awards activity.

Net cash used in investing activities

For the three months ended September 30, 2012, net cash used in investing activities totaled $116.4 million, an increase of $107.1 million compared to the three months ended September 30, 2011. The increase was primarily due to the acquisition of businesses for $102.8 million. In addition, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, investments in content databases and property and equipment increased $1.6 million and $2.7 million, respectively.

For the nine months ended September 30, 2012, net cash used in investing activities totaled $150.9 million, an increase of $127.3 million compared to the nine months ended September 30, 2011. The increase was primarily due to the acquisition of businesses for $114.5 million. In addition, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, investments in content databases and property and equipment increased $4.3 million and $8.5 million, respectively.

Net cash provided by (used in) financing activities

For the three months ended September 30, 2012, net cash provided by financing activities totaled $57.7 million, a $98.7 million change compared to $41.0 million of cash used in financing activities during the three months ended September 30, 2011. We borrowed $70.0 million under our credit facility in conjunction with the acquisition of Archives.com in August 2012 and subsequently made $15.0 million of principal payments. We also did not repurchase any shares of our common stock during the three months ended September 30, 2012 compared to $46.9 million of share repurchases during the three months ended September 30, 2011. In addition, the change in excess tax benefits of stock-based awards activity decreased by $2.4 million and taxes paid related to the net share settlement of equity awards increased by $0.9 million.

For the nine months ended September 30, 2012, net cash provided by financing activities totaled $39.9 million, a change of $129.1 million compared to $89.2 million of cash used in financing activities during the nine months ended September 30, 2011. The change was primarily due to a $112.2 million decrease in repurchases of common stock. Additionally, we borrowed $70.0 million under our credit facility in conjunction with the acquisition of Archives.com in August 2012 and made $25.0 million in principal payments during the nine months ended September 30, 2012, including $10.0 million to pay off debt outstanding at December 31, 2011. Also, the change in excess tax benefits of stock-based awards activity decreased by $20.5 million, proceeds from the exercise of stock-based awards decreased by $6.1 million and taxes paid related to the net share settlement of equity awards increased by $1.5 million.

Contractual Obligations

On October 22, 2012, we announced that a company owned by the Permira funds and co-investors entered into a definitive merger agreement to acquire us for $32.00 per share in cash in a transaction valued at $1.6 billion. The transaction, which is subject to the approval of holders of a majority of the outstanding shares of our common stock and other customary closing conditions, is expected to close in early 2013 and potentially earlier. In certain circumstances, if the transaction were terminated, we would be required to pay a fee of $37.8 million to a company owned by the Permira funds and co-investors.

In June 2012, we entered into a 10-year operating lease for office space in Dublin, Ireland. At September 30, 2012, total remaining minimum lease payments under the terms of the agreement were approximately $2.9 million.

We utilize third-party providers to perform certain services and to provide goods related to our Ancestry DNA service offering. At September 30, 2012, we had outstanding commitments to purchase $6.5 million of DNA-related services or goods before September 30, 2013.

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

In the ordinary course of our business, we are exposed to market risks, which currently are comprised primarily of foreign currency exchange rate risks and interest rate risks. For financial market risks related to foreign currency exchange rate risks, refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our 2011 Annual Report. Our exposure to foreign currency exchange rate risks has not changed significantly since December 31, 2011.

At September 30, 2012, we had $55.0 million of debt outstanding under the Credit Facility. Interest rates under the Credit Facility are generally set at the prevailing London Interbank Offer Rate (“LIBOR”) plus a margin that fluctuates between 1.50% and 2.00%, as determined by our consolidated leverage ratio. Our exposure to interest rate risk increases as the amount we borrow increases and based on the length of time the borrowings are outstanding. See Note 7 of the Consolidated Financial Statements included in our 2011 Annual Report for additional information regarding the Credit Facility.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are party to legal proceedings arising in the ordinary course of business and may become involved in legal proceedings and other claims that arise in the ordinary course of business or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While we cannot assure the ultimate outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on our business.

Stockholder Litigation

Following the announcement on October 22, 2012 of the execution of the merger agreement between us and companies owned by the Permira funds, the following complaints were filed in the Delaware Court of Chancery challenging the proposed acquisition of the company: Heck v. Sullivan, et al. (C.A. No. 7893), Smilow v. Ancestry.com Inc., et al. (C.A. No. 7987) Boca Raton Police & Firefighters’ Retirement System v. Billings, et al. (C.A. No. 7989) and Pontiac General Employees Retirement System v. Billings (C.A. No. 7988). Each of the actions is a putative class action filed on behalf of our public stockholders and names us as defendants as well as our directors and the entities that were formed for effectuating the transaction. All but the Heck action also name Permira as a defendant. The Boca Raton Police & Firefighters’ Retirement System and Pontiac General Employees Retirement System actions also name Howard Hochhauser as well as certain investment funds affiliated with Spectrum Equity Investors as defendants. The complaints generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the merger and that the entity defendants aided and abetted those breaches. The complaints seek, among other relief, declaratory and injunctive relief enjoining the merger.

The outcome of these lawsuits is uncertain and cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger. We believe that the claims asserted against us in the lawsuits are without merit.

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

Risks Related to Our Announced Merger

Due to the proposed merger and the related diversion of our management’s attention from the operation of our business, our business and results of operations may be adversely affected.

As described in our Current Report on Form 8-K, filed with the SEC on October 22, 2012 and preliminary proxy statement on Schedule 14A filed October 30, 2012, we have entered into a merger agreement, which, subject to stockholder approval and various other conditions, would result in our being acquired by a company owned by the Permira funds and co-investors. As a result of the proposed merger, our management and board of directors have devoted and will continue to devote a significant amount of time and attention to the proposed merger. In addition, we have incurred and will continue to incur associated expenses related to the proposed merger which could prove to be significant. Our business and our operating and financial results may be materially adversely impacted by the diversion of management’s time and attention and the expenses associated with the proposed merger.

If the proposed merger is not completed and we are not otherwise acquired, our business could be harmed and our stock price could decline.

The consummation of the proposed merger is conditioned upon, among other things, the adoption of a merger agreement by our stockholders, regulatory approvals, expiration of the waiting period under Hart-Scott-Rodino and other customary closing conditions. Therefore, the proposed merger may not be completed or may not be completed in a timely manner. If the merger agreement is terminated and there are no other parties willing and able to acquire us at a price of $32.00 per share or higher and on other terms acceptable to us, the market price of our common stock will likely decline, and, as noted above, our business may have been adversely affected due to the diversion of management’s time and attention from the operations of our business and the costs associated with the proposed merger. Certain analysts have stopped covering our stock in expectation of the consummation of the proposed merger, which may adversely affect our stock price if the merger agreement is terminated. Our stock price may also decline as a result of the fact that we have incurred and will continue to incur potentially significant expenses related to the proposed merger prior to its closing that will not be recovered.

If the proposed merger is not completed or we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.

If the proposed merger is not completed, our board of directors will review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, returning capital to stockholders, seeking a minority investment from a strategic or financial partner or attempting to implement a sale to either a financial or strategic buyer. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed merger, our ability to consummate any such alternative transaction, the valuation assigned to our business in any such alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other variables which may adversely affect our operations.

The merger agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed merger.

The merger agreement contains provisions that restrict our ability to entertain a third-party proposal to acquire us. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, and the requirement that we pay a termination fee of $37.8 million if the merger agreement is terminated in specified circumstances.

These provisions might discourage an otherwise-interested third party from considering or proposing to acquire us, even one that may be deemed of greater value than the proposed merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

Failure to complete the proposed merger could negatively impact our business, financial condition, results of operations or stock price.

The completion of the proposed merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the proposed merger will be satisfied or that the proposed merger will otherwise occur. If the proposed merger is not completed, we will be subject to several risks, including:

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees;

•

customers, vendors or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with other parties or seek to alter their business relationships with us;

•	we may be required to pay a termination fee of $37.8 million if the merger agreement is terminated under certain circumstances which would negatively affect our financial results and liquidity;

•	we expect to incur transaction costs in connection with the proposed merger regardless of whether the proposed merger is completed, which costs could prove to be significant;

•	we would not realize any of the anticipated benefits of having completed the proposed merger and

•

under the merger agreement, we are subject to certain restrictions on the conduct of our business prior to completing the proposed merger, which restrictions could adversely affect our ability to realize certain of our business strategies regardless of whether the merger is consummated.

Several lawsuits have been filed against the Company, Permira, Spectrum Equity Investors, our directors and certain of our officers challenging the proposed merger, and an adverse ruling may prevent the proposed merger from being completed or adversely affect the Company’s financial results and liquidity.

The company, Permira, Spectrum Equity Investors V, L.P. and certain of its affiliates, the members of the Board and our Chief Financial Officer and Chief Operating Officer have been named as defendants in several lawsuits brought by purported stockholders of the company challenging the proposed merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the proposed merger on the agreed-upon terms.

One of the conditions to the closing of the merger is that no injunction or other legal restraint or prohibition shall be in effect that prevents completion of the proposed merger. Therefore, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the company’s ability to complete the merger, then such injunctive or other relief may prevent the proposed merger from becoming effective within the expected timeframe or at all. In addition, an adverse judgment for monetary damages could have a material adverse effect on the financial results, operations and liquidity of the company.

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

Our revenues have grown rapidly, increasing from $166.4 million in 2007 to $399.7 million in 2011, representing a compound annual growth rate of 24.5%. For the three and nine months ended September 30, 2012, our core revenues, excluding revenue from Archives.com, grew 22.2% and 19.7% , respectively, compared to the three and nine months ended September 30, 2011. While we expect that our business will continue to grow, we anticipate that our revenue growth rate will generally decrease over time as it did during the nine months ended September 30, 2012. Since we do not expect to sustain our historical growth rate in future periods, you should not rely on the revenue growth of any prior year or other period as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings, including new product offerings, and to continue acquiring new and relevant content and also to expanding awareness of our brand and category through marketing, which may reduce our margins in the near term. Further, if the merger is not completed and we remain a public company and if our margins or our future growth resulting from our implementation of these strategies fail to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.

If we experience excessive rates of subscriber cancellation, or monthly churn, our revenues and business may be harmed.

We must continually add new subscribers both to replace subscribers who choose to cancel their subscriptions and to grow our business beyond our current subscriber base. Subscribers choose to cancel their subscriptions for many reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience or subscriber service issues are not satisfactorily resolved. Subscribers may choose to cancel their subscriptions at any time prior to the renewal date. Churn may also increase in response to changes we make in our pricing or the durations of our subscriptions. We may also experience fluctuations in monthly churn as we pursue new subscribers through new marketing channels or if we have a large number of subscriptions come up for renewal in the same period as we did in the third quarter of 2012. In this period, monthly churn rose to 3.9% from 3.4% in the second quarter of 2012 due to a large number of semi-annual subscriptions coming up for renewal in the period. We began offering new subscribers on Ancestry.com semi-annual subscriptions in place of annual subscriptions in late 2011; therefore, few semi-annual subscriptions came up for renewal during the first half of 2012.

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

We continually evaluate and test the types of subscriptions that we offer. Based on the results of any product or price testing conducted, we may change the types of subscriptions we offer or we may price and market different types of subscriptions as we did in late 2011 when we began offering new subscribers on Ancestry.com semi-annual subscriptions in place of annual subscriptions. Although annual subscribers have historically represented the largest percentage of our subscriber base and did at September 30, 2012, new subscribers on the U.S. Ancestry.com Web site are currently being offered the choice of monthly and semi-annual subscriptions. If a higher percentage of our subscribers choose a shorter subscription duration, we would likely experience higher monthly churn. While offering semi-annual subscription durations may lead some monthly subscribers to choose a longer subscription duration, any improvement to monthly churn may be more than offset by the shift from annual to semi-annual subscriptions. In the future, we may continue to perform product and price tests involving our prospective users, the results of which could affect our number or mix of subscribers and may have an adverse impact on our results of operations, key operating metrics, and our stock price, if the merger is not completed and we remain a public company.

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

Acquisitions, if any, may not be completed within the expected timeframe or at all, and businesses or technologies we acquire could prove difficult to integrate, disrupt our ongoing business, dilute stockholder value or have an adverse effect on our results of operations.

As part of our business strategy, we engage in acquisitions of businesses or technologies from time to time to augment our organic or internal growth. During the nine months ended September 30, 2012, we made various acquisitions for approximately $114.5 million, including the acquisition of Archives.com in August 2012 for $100.0 million in cash consideration plus assumed liabilities. While we have engaged in acquisitions in the past, our experience with integrating and managing acquired businesses or assets is still limited. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us or if we do, we may be delayed or unsuccessful in completing the transaction. We could assume the economic risks of such failed or unsuccessful acquisitions. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any recent or future acquisition could involve numerous risks including:

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

We may not be successful in addressing these risks or any other problems encountered in connection with any attempted acquisitions.

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

Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures. We use a diverse mix of marketing and advertising programs to promote our products and services, and we periodically adjust our mix of these programs. We have experienced price increases in some of our marketing and advertising channels. Significant increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expense or cause us to choose less effective marketing and advertising channels. Television advertising comprises a large percentage of our marketing and advertising expense, which may have significantly higher costs than other channels and which could adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, which could increase our operating expenses. Because we recognize revenues ratably over the subscription period, we have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenues associated with such expenses, and our marketing and advertising expenditures may not continue to result in increased revenues or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer. In addition, our expanded marketing efforts may increase our subscriber acquisition cost, as additional expenses may not result in sufficient customer growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations

We face competition from a number of different sources, and our failure to compete effectively could adversely impact our revenues, results of operations and financial condition.

We face competition in our business from a variety of organizations, some of which provide genealogical records free of charge. For example, in response to the release of the 1940 U.S. Federal Census, we have seen increased competition from both new domestic entities and established foreign competitors that have entered the U.S. market. We expect competition to increase in the future. Many external factors, including the cost of marketing, content acquisition and technology and our current and future competitors’ pricing and marketing strategies can significantly affect our competitive strategies, including pricing. In 2011, we announced that we were making the 1940 U.S. Federal Census available to all Ancestry.com registered users free-of-charge from the date it was released in April 2012 through December 31, 2013. However, if in doing so or through some other measure we fail to meet our subscribers’ expectations, we could fail to retain existing or attract new subscribers, either of which could harm our business and results of operations.

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

We acquire a portion of our content pursuant to ongoing license agreements. Some of these agreements have finite terms, and we may not be able to renew the agreements on terms that are advantageous to us or at all. For example, we license a significant amount of our United Kingdom content from the United Kingdom National Archives under several license agreements that generally have ten-year terms, with varying automatic extension periods. The agreements are generally terminable by either party for breach by the other party and by the United Kingdom National Archives upon our insolvency or bankruptcy. Some of these agreements also contain change in control provisions that may permit the United Kingdom National Archives to terminate these licenses as a result of the proposed merger.

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

Digitizing and indexing new historical content can take a significant amount of time and expense, and we generally incur the expenses related to such content significantly in advance of the time we can make it available to our subscribers. We have invested more than $155 million to acquire, digitize and index content, including content acquired through business acquisitions, and we expect to continue to spend significant resources on content. Increases in the cost or time required to digitize and index new content could harm our financial results. Currently, two transcription vendors perform a substantial portion of our data transcription as measured by cost. We do not have long-term contracts with any of our transcription vendors. If we were to replace one of these transcription vendors for any reason, we would be required to provide extensive training to the new vendor, which could delay our ability to make our new content available to our subscribers, and our relationships with the new transcription vendors may be on financial or other terms less favorable to us than our existing arrangements. Our inability to maintain or acquire content or to make new content available online in a timely and cost-effective manner would have an adverse effect on our business, financial condition and results of operations.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock-based awards they may receive in connection with their employment and may be concerned about the prospects of stock-based compensation in light of the proposed merger. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

We currently outsource some of our customer service, DNA testing services and product development activities to third parties, which exposes us to risks if these parties fail to perform under our agreements with them.

Because we currently outsource some of our customer service, DNA testing services and product development activities to third parties, we have less control over the work produced by these providers than over our own employees. If customer service or DNA testing personnel fail to perform in accordance with the terms of our agreements, we may fail to meet customer expectations. If third-party developers fail to adequately protect or transfer our intellectual property rights in our products, our intellectual property portfolio could be damaged. These outcomes could result in negative publicity, damage our reputation and brands and harm our business and results of operations.

Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, and hire and integrate appropriate personnel, we may not be able to successfully implement our business plan.

Our growth in operations has placed a strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings, will continue to place similar strains on our personnel, technology and infrastructure. Our full-time core employee headcount, which excludes subscriber service employees, increased 19% in 2011, and we have hired and plan to continue to hire additional personnel in 2012. Particularly when adding staff quickly, we may not make optimal hiring decisions or may not integrate personnel effectively. Increased activity on our Web sites, particularly sudden increases, could strain our capacity and result in Web site performance issues or cause us to hit limitations in our present infrastructure or other technology. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional personnel and capital investments will increase our cost base, which, if we fall short of anticipated revenue growth, will make it more difficult to decrease expenses in the short term. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.

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

At September 30, 2012 and for the nine months ended September 30, 2012, approximately 29% of subscribers to our Ancestry.com Web sites and approximately 25% of our subscription revenues were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:

•	exposure to foreign currency exchange rate fluctuations;

•	compliance with foreign laws and the interpretation of those laws, including tax, employment laws, and anti-bribery laws;

•	compliance with changing and conflicting legal and regulatory regimes;

•	compliance with U.S. laws affecting operations outside of the U.S., including the Foreign Corrupt Practices Act;

•	compliance with varying and conflicting intellectual property laws;

•	effects of repatriating cash earned in foreign jurisdictions;

•	difficulties in staffing and managing international operations;

•	prevention of business or user fraud; and

•	effective implementation of internal controls and processes across diverse operations and a dispersed employee base.

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

As part of our business, we make biographical and historical data available through our Web sites, we use registered users’ personal data for internal purposes and we host Web sites and message boards, among other things, that contain content supplied by third parties. In addition, in connection with our Ancestry DNA testing services, we obtain biological DNA samples used for genetic testing. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use or publication of certain biological or historical information pertaining to individuals, particularly living persons. Because most of our genetic testing of DNA samples is outsourced to third-party service providers, we have less control over privacy and security measures. If our third-party DNA testing providers fail to comply with privacy and security standards, as required pursuant to the terms of our agreements with such providers, this could have an adverse effect on our business, financial condition and results of operations. We will also face additional privacy issues as we expand into other international markets, as many nations have privacy protections more stringent than those in the United States. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have an adverse effect on our business, financial condition and results of operations.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business opportunities, including developing new features and products or enhancing our existing solutions, improving our operating infrastructure or acquiring complementary businesses and technologies. Our current credit facility may not be sufficient for our needs. In addition, our current credit facility expires in September 2013. Accordingly, we may engage in debt financing to secure additional funds; however, we may not be able to obtain additional financing on terms favorable to us, if at all. For example, our current credit facility contains restrictive covenants relating to our capital-raising activities and other financial and operational matters, and any debt financing secured by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow our business and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

For the nine months ended September 30, 2012, approximately 22% of our total revenues were received and approximately 10% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar and the Canadian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign-currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Our business may be significantly impacted by a change in the economy, including any resulting effect on consumer spending.

Our business may be affected by changes in the economy generally, including any resulting effect on consumer spending specifically. Our products and services are discretionary purchases, and consumers may reduce their discretionary spending on our products and services during an economic downturn. Although we did not experience a material increase in subscription cancellations or a material reduction in subscription renewals during the recent economic downturn, we may yet be impacted if employment and personal income do not improve or if economic conditions in the United States or Europe deteriorate. Conversely, consumers may spend more time using the Internet during an economic downturn and may have less time for our products and services in a period of economic growth. In addition, we have already seen a rise in media prices, including television advertising, and prices may further increase if the economy begins to experience substantial growth, which could significantly increase our marketing and advertising expenses. As a result, our business, financial condition and results of operations may be significantly affected by changes in the economy generally.

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

We earn a significant amount of our operating income from outside the U.S., and there have been various proposals to change U.S. tax laws that would significantly impact how we are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may be enacted, such tax law changes could have a material adverse impact on our future tax expense and cash flow.

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

We have registered domain names for Web site destinations that we use in our business, such as Ancestry.com, Ancestry.co.uk, Archives.com and Fold3.com. However, if we are unable to maintain our rights in these domain names, our competitors could capitalize on our brand recognition by using these domain names for their own benefit. In addition, our competitors could capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere, and in many countries the top-level domain names “ancestry” or “genealogy” are owned by other parties. Although we own the “ancestry.co.uk” domain name in the United Kingdom, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the “ancestry” and “genealogy” domain names. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies from jurisdiction to jurisdiction and is unclear in some jurisdictions. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of, our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and divert management attention. We may not prevail if any such litigation is initiated.

Risks Related to our Common Stock and Corporate Structure

If the proposed merger is not completed and we remain a public company, our share price may be volatile due to fluctuations in our operating results and other factors, each of which could cause our stock price to decline.

If the proposed merger is not completed and we remain a public company, the market price of shares of our common stock could be subject to wide fluctuations in response to many risks listed herein and others beyond our control, including:

•	market reactions to our failure to consummate the merger with the acquisition vehicle formed by the Permira funds;

•	actual or anticipated fluctuations in our key operating metrics, financial condition and operating results;

•	a greater than expected gain or loss of existing subscribers;

•	actual or anticipated changes in our growth rate;

•	issuance of new or updated research or reports by securities analysts;

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

At September 30, 2012, Spectrum Equity Investors V, L.P. and certain of its affiliates beneficially owned in the aggregate shares representing approximately 31% of our outstanding voting power. Two persons associated with Spectrum Equity Investors V, L.P. currently serve on our board of directors. As a result, Spectrum Equity Investors V, L.P. and certain of its affiliates could have influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions, including the proposed merger (which Spectrum Equity Investors V, L.P. and its affiliates have agreed to vote for). If the proposed merger is not completed, Spectrum Equity Investors V, L.P. and its affiliates could continue to have such influence. The interests of Spectrum Equity Investors V, L.P. and certain of its affiliates may not always coincide with the interests of the other holders of our common stock.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

99.1	Platform License Agreement dated August 17, 2012 by and between Ancestry.com Operations Inc. and Inflection LLC (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 21, 2012 (File No. 001-34518)).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancestry.com Inc.

Dated: October 31, 2012	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: October 31, 2012	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

99.1	Platform License Agreement dated August 17, 2012 by and between Ancestry.com Operations Inc. and Inflection LLC (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 21, 2012 (File No. 001-34518)).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.